Form 10-Q
period 2000-02-29
POWER KIOSKS INC
filed 2000-04-14
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2000

Commission file no. 0-27769

                               Power Kiosks, Inc.
                       f/k/a Alternate Achievements, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                         65-0522144
------------------------------------                  ----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                         Identification No.)

181 Whitehall Drive
Markham, Ontario, Canada                                     L3R 9T1
------------------------------------------            ----------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:          (905) 948-9600

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

Copies of Communications Sent to:
                                       Donald F. Mintmire
                                       Mintmire & Associates
                                       265 Sunrise Avenue, Suite 204
                                       Palm Beach, FL 33480
                                       Tel: (561) 832-5696
                                       Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes X          No
                            ---            --

         As of February 29, 2000, without giving effect to the acquisition and reorganization reported on Form 8K, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements




POWER KIOSKS, INC.


TABLE OF CONTENTS


                                                                   Page


Balance Sheet                                                      F-2

Statement of Operations and Deficit Accumulated
    during the development stage                                   F-3

Statement of Changes in Stockholders' Equity                       F-4

Statement of Cash Flows                                            F-5

Notes to Financial Statements                                      F-6

POWER KIOSKS, INC.
( A Development Stage Company)

BALANCE SHEET

February 29,                                                     2000
--------------------------------------------------------------------------------
ASSETS

Current Assets:
    Cash                                                         $       15,905
--- ----------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                             $       15,905
--------------------------------------------------------------------------------

                                                                 $       15,905
--- ----------------------------------------------------------------------------

LIABILITIES

Current Liabilities:
    Accrued expenses                                             $        1,905
--- ----------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                        $        1,905
--------------------------------------------------------------------------------

                                                                 $        1,905
--- ----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares
  authorized 6,000,000 shares issued and outstanding                        600
  (without giving effect to the acquisition and
  reorganization reported on Form 8K)
Preferred stock - No par value - 10,000,000 shares authorized
          No shares issued or outstanding                                     -

    Additional paid-in-capital                                           21,900
    Deficit accummulated during the development stage                    (8,500)
--- ----------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               14,000
--------------------------------------------------------------------------------

                                                                 $       15,905
--- ----------------------------------------------------------------------------


               The accompanying notes are an integral part of the
                             financial statements.

POWER KIOSKS, INC.
( A Development Stage Company)


STATEMENT OF OPERATIONS AND  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

For the period September 1, 1999  to February 29,                      2000
--------------------------------------------------------------------------------

Revenues                                                               $      -
--------------------------------------------------------------------------------

Operating expenses:                                                        6000

--------------------------------------------------------------------------------

Total  operating expenses                                                  6000

--------------------------------------------------------------------------------
Loss before income taxes                                                 (6,000)
Income  taxes                                                                 -
--------------------------------------------------------------------------------

Net loss                                                                 (6,000)
                                                                       $      -
--------------------------------------------------------------------------------

Net loss per share                                                     $ (0.001)
--------------------------------------------------------------------------------

Weighted average shares of common stock                               6,000,000
       (without giving effect to the acquisition
       and reorganization reported on Form 8K)
--------------------------------------------------------------------------------


                   The accompanying notes are an integral part
                          of the financial statements.

POWER KIOSKS, INC.
( A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                              Additional
                                      Number of   Preferred   Common     Paid - In Deficit
                                      Shares      Stock       Stock      Capital   Accumulated Total
--- --------------------------------- ----------- ----------- ---------- --------- ----------- ---------
Beginning balance:

    September 15, 1994  - Services     5,500,000  $       -   $     550  $  1,950  $       -   $  2,500
    (Date of Inception)


Issuance of Common Stock:

    September 24, 1999                  500,000           -          50    19,950          -      20,000

Deficit accumulated during
     the development stage                    -           -           -         -     (8,500)     (8,500)
--- --------------------------------- ----------- ----------- ---------- --------- ------------ ---------

Balance - February 29, 2000           6,000,000   $       -   $     600  $ 21,900  $  (8,500)   $ 14,000
                                                             -
------------------------------------- ----------- -------------------------------- ------------ ---------


                   The accompanying notes are an integral part
                          of the financial statements.

POWER KIOSKS, INC.
(A Development Stage Company)


Statement of Cash Flows




For the period September 1, 1999 to February 29,             2000
------------------------------------------------------------ ------------------
Operating Activities:

        Net loss                                              $          (6,000)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Accrued expenses                                         1,905
------------------------------------------------------------ -------------------


Net cash used by operating activities                                    (4,095)
------------------------------------------------------------ -------------------


Financing activities:
                       Issuance of Common Stock                          20,000
---- ------------------------------------------------------- -------------------


Net cash provided by financing activities                                20,000
------------------------------------------------------------ -------------------


Net increase in cash                                                     15,905
------------------------------------------------------------ -------------------


Cash - February 29, 2000                                      $          15,905
------------------------------------------------------------ -------------------



                   The accompanying notes are an integral part
                          of the financial statements.

POWER KIOSKS, INC.
NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies:

Organization

Power Kiosks, Inc. f/k/a Alternate Achievements, Inc. (a development stage company) is a Florida Corporation organized to engage in the marketing and distribution of training programs and seminars to corporate level executives on various management issues. The Company failed in its attempt to implement its initial business plan and during September 1995 abandoned its efforts. The Company had no operations for the period prior to September 1995. The Company was inactive and there were no transactions from September 1995 to the date of reinstatement by the State of Florida on November 30, 1998 that affect the balances reflected in the financial statements as of September 1, 1999.

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

Interim Financial Statements

The financial statements for the six (6) months ended February 29, 2000 include all adjustments, which in the opinion of management, are necessary for fair presentation, and such adjstments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

At February 29, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of February 29, 2000.


Note C - Income Taxes:

The Company has a net operating loss carry forward of $6,000 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

The amount recorded as deferred tax assets, cumulative as of February 29,2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.


Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through February 29, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

          Management has reported an acquisition and reorganization. The information contained in this Form 10QSB for the quarter ended February 29, 2000 does not give effect to the reorganization conducted by the Company nor to other transactions that took place in connection with acquisition by the Company of all of the issued and outstanding stock of Power Photo Kiosks, a Canadian company, which acquisition took place on February 23, 2000.

         The Company has previously filed a Form 8K with the Commission, informing the Commission and the public of the acquisition and reorganization. It intends to file an amended Form 8K with the Commission by May 8, 2000, which report shall contain consolidated financial statements reflecting the acquisition and reorganization.

Plan of Operation

         The Company has been actively seeking possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses. Repayment of such funds will not be a condition of the planned acquisition. Management has held expenses to a minimum and obtained services on a contingency basis when possible. Further, the Company's directors have deferred compensation until such time as an acquisition or merger can be accomplished.

         The Company has not used any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Management is convinced that it will be able to operate in this manner until the acquisition is completed.

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

         The Company did not experience a materially negative impact during the Year 2000 date switch-over and it has determined that there will be minimal impact if any to its business, operations or financial condition since all of the internal software to be developed and utilized by the Company will be and has been upgraded to support Year 2000 versions.

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

         None

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending February 29, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.      Description
----------------------------------------------------------------------
3(i).1   [1]      Articles of Incorporation filed September 9, 1994.

3(i).2   [1]      Articles of Amendment filed October 1, 1999.

3(i).3   *        Articles of Amendment filed March 2, 2000.

3(ii).1  [1]      By-laws.

27.1     *        Financial Data Schedule.
------------------------------------------------
[1]  Previously filed with the Company's Form 10SB

*    Filed herewith

(b) The Company did not make any filings on Form 8K for the quarter ended February 29, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Power Kiosks, Inc.
                                     (Registrant)

April 14, 2000                       /s/ Terry Cooke
                                     ---------------------------------
                                     Terry Cooke
                                     Chairman and President