Form 10QSB
period 2000-04-30
POWER KIOSKS INC
filed 2000-06-19
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2000

Commission file no. 0-27769

                               Power Kiosks, Inc.
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
                    Yes X     No
                        --       --

         As of April 30, 2000, there are 4,815,539 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements




Power Kiosks, Inc.
(A Development Stage Enterprise)

Unaudited Condensed Consolidated Balance Sheet
(in U.S. dollars)

April 30, 2000

-------------------------------------------------------------------------------- --------------------
Assets

Current assets:
     Cash                                                                        $       6,748
     Investment tax credits receivable                                                  33,782
     Inventories                                                                       478,658
     Miscellaneous receivable                                                          108,303
     Prepaid expenses and deposits                                                         676
-------------------------------------------------------------------------------- --------------------
         Total current assets                                                          628,167

Property and equipment                                                                  49,427

-------------------------------------------------------------------------------- --------------------
Total assets                                                                     $     677,594
-------------------------------------------------------------------------------- --------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                                                            $     102,748
     Accrued liabilities                                                               247,317
     Loan payable                                                                      945,882
-------------------------------------------------------------------------------- --------------------
     Due to shareholders                                                               190,105
     Convertible notes                                                                  40,538
         Total current liabilities                                                   1,526,590

Shareholders' deficiency (note 3):
     Capital stock                                                                         481
     Additional paid-in capital                                                      2,012,583
     Accumulated other comprehensive losses                                            (33,443)
     Deficit accumulated during the development stage                               (2,828,617)
-------------------------------------------------------------------------------- --------------------
         Total shareholders' deficiency                                               (848,996)

-------------------------------------------------------------------------------- --------------------
Total liabilities and shareholders' deficiency                                   $     677,594
-------------------------------------------------------------------------------- --------------------

          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Unaudited Condensed Consolidated Statements of Operations
(in U.S. dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Period
                                                                                                          from
                                            Three months ended              Nine months ended     inception to
                                                 April 30,                      April 30,            April 30,
                                       -------------------------      -------------------------
                                             1999           2000            1999           2000           2000
--------------------------------------------------------------------------------------------------------------------
Expenses:
     Sales and marketing               $  144,810     $  209,094      $  188,748    $   656,789    $ 1,023,976
     Research and development              10,912              -         108,105          9,035        191,396
     General and administrative                 -              -               -              -        479,601
--------------------------------------------------------------------------------------------------------------------


Loss from operations                      155,722        209,094         296,853        665,824      1,694,973

Financing costs                                 -        521,780               -        775,173        775,173

Interest expense                                -         43,153               -        123,942        358,471
--------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes    155,722        774,027         296,853      1,564,939      2,828,617

Provision for income  taxes                     -              -               -              -              -

--------------------------------------------------------------------------------------------------------------------
Loss for the period                    $  155,722     $  774,027      $  296,853    $ 1,564,939    $ 2,828,617
--------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per
   common share                        $   (0.06)     $   (0.18)      $   (0.11)    $    (0.45)
                                       ==========     ==========      ==========    ===========

Shares used in computing basic and
   diluted loss per common share        2,800,878      4,295,872       2,689,116      3,440,284

--------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in U.S. dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Period
                                                                                                          from
                                            Three months ended              Nine months ended     inception to
                                                 April 30,                      April 30,            April 30,
                                       -------------------------      -------------------------
                                             1999           2000            1999           2000           2000
--------------------------------------------------------------------------------------------------------------------

Loss for the period                   $  (155,722)   $  (774,027)    $  (296,853)  $ (1,564,939)  $ (2,828,617)
Other comprehensive loss:
     Currency translation adjustment      (11,021)        18,582         (12,688)       (12,531)       (33,443)

--------------------------------------------------------------------------------------------------------------------
Comprehensive loss                    $  (166,743)   $  (755,445)    $  (309,541)  $ (1,577,470)  $ (2,862,060)
--------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Unaudited Condensed Consolidated Statements of Cash Flows
(in U.S. dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Period
                                                                                                          from
                                            Three months ended              Nine months ended     inception to
                                                 April 30,                      April 30,            April 30,
                                       -------------------------      -------------------------
                                             1999           2000            1999           2000           2000
--------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Loss for the period              $  (155,722)   $  (774,027)    $  (296,853)  $ (1,564,939)  $ (2,828,617)
     Item not affecting cash:
         Amortization                           -          4,123               -          9,014          9,200
         Accretion of interest
           on loan payable                      -              -               -              -        237,862
         Financing costs                        -        521,780               -        775,173        775,173
         Stock-based
           compensation
           expense                              -              -               -              -        486,450
     Change in operating
       assets and liabilities:
         Investment tax
           credits receivable              (5,774)             -          (5,692)             -        (33,577)
         Inventories                      (84,546)        10,533        (118,688)      (130,672)      (475,765)
         Miscellaneous receivable             517        (84,669)              -        (82,136)          (672)
         Prepaid expenses
           and deposit                        (67)         3,425               -         13,115       (107,650)
         Accounts payable                 130,053       (212,364)        168,068         47,516        102,127
         Accrued liabilities              (24,269)        80,651               -        179,790        245,822
         Due to shareholders              159,089        (37,157)        268,696         21,111        188,956
--------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by
       (used in) operating activities      19,281       (487,705)         15,531       (732,028)    (1,400,691)

Financing activities:
     Issuance of common
       shares                                   -        500,000               -        500,000        500,069
     Increase (decrease) in bank
       indebtedness                        (5,351)        (6,747)              -        (20,451)             -
     Loan proceeds                              -              -               -        272,394        949,282
     Issuance of convertible notes              -              -               -         40,859         40,742
--------------------------------------------------------------------------------------------------------------------
     Net cash flows from financing
       activities                          (5,351)       493,253               -        792,802      1,490,093

Investing activities:
     Purchase of property
       and equipment                       (5,333)             -          (7,094)       (51,792)       (58,329)
--------------------------------------------------------------------------------------------------------------------
     Cash flows used in investing
       activities                          (5,333)             -          (7,094)       (51,792)       (58,329)

Effect of currency translation
   of cash balances                           220          1,200             380         (2,234)       (24,325)

--------------------------------------------------------------------------------------------------------------------
Increase in cash, being cash,
   end of period                      $     8,817    $     6,748     $     8,817   $      6,748   $      6,748
--------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
     Interest paid                    $         -    $         -     $         -   $          -   $          -
     Income taxes paid                          -              -               -              -              -

--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash financing and investing activities:
     Shares issued in connection with
       financing costs                          -        521,780               -        775,173        775,173

--------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements (continued) (in U.S. dollars)

                                        6

1.     Basis of presentation:


       The unaudited condensed consolidated financial statements have been prepared by Power Kiosks, Inc. (formerly Alternate Achievements, Inc.) (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending July 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended July 31, 1999 (note 3).


2.     Going concern:


       The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $2,828,617 as at April 30, 2000. The Company has not generated revenues and management does not expect to commence generating revenues until 2001. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


       The continued application of the going concern concept is dependent on the Company's ability to obtain adequate sources of financing and to achieve a level of revenues sufficient to support the Company's operations. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.


3.     Reverse acquisition:


       On February 23, 2000, the Company entered into an agreement for the exchange of common stock with Power Photo Kiosks Inc. ("Power Photo"), a Canadian corporation. Under the terms of the agreement, the Company issued 3,000,000 common shares, $0.0001 par value, in exchange for all of the issued and outstanding shares of Power Photo. At the time of the transaction, the Company had nominal net assets.


       As the former shareholders of Power Photo control the consolidated entity, the transaction has been accounted for as a reverse acquisition whereby, notwithstanding the legal acquisition of Power Photo by the Company, the transaction has been accounted for as an acquisition of the Company by Power Photo on February 23, 2000. The unaudited condensed consolidated financial statements of the combined entity are issued under the name of the legal parent but are considered the continuation of the financial statements of the legal subsidiary, Power Photo. As Power Photo was deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values. The Company has adopted the fiscal year end of Power Photo, being July 31. The comparative financial statements for the three month and nine month ended April 30, 1999 and 2000 are those of Power Photo.


4.     Shareholders' equity:


       On September 14, 1999 and January 12, 2000, certain shareholders of Power Photo transferred a total of 55,000 common shares to a lender in consideration for the extension of the maturity date of a loan. This transaction was recorded as additional paid-in capital and as a financing cost of Power Photo based upon the fair value of the common shares transferred.


       On February 24, 2000, the Company issued 350,000 common shares for proceeds of $300,000, net of issue costs of $50,000. In connection with the share issuance, warrants were issued to acquire 300,000 common shares exercisable at a price of $0.01 per share. These warrants expire of February 24, 2003. A financing cost of $521,780 has been recorded in connection with the issuance of these common shares, representing the difference between the fair value of the shares and the proceeds received.


       In April 2000, the Company issued 80,000 common shares for total proceeds of $200,000.

5.     Recent account pronouncements:


       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for the fiscal year ending July 31, 2002. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.


       The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the guidance of SAB 101 to have a material effect on its financial statements.


       The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for certain Transactions Involving Stock Compensation (FIN No. 44), in March 2000. This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial statements.

Item 2.           Management's Discussion and Analysis

General

         In October 1998, Power Photo Enterprises, Inc. n/k/a Power Photo Kiosks, a Canadian corporation ("PPK"), prior to its acquisition by Power Kiosks, Inc., a Florida corporation f/k/a Alternate Achievements, Inc. f/k/a Global Corporate Quality, Inc. (the "Company"), entered into a revised licensing agreement with Licensing Resource Group, Inc. ("LRG"). Specifically, it revised prior agreements between PPK and LRG dated March 16, 1998 and July 15, 1998. PPK, which had been granted a non-exclusive and assignable right to design, manufacture, distribute and market a Retail Imaging System which produces an image of the user which is digitally affixed to stock images which the user selects in order to create a customized keepsake ("Sticket") in the United States by Sony of Canada, Ltd., granted to LRG the exclusive right to execute and administer licenses in universities located in the United States for use of Sticket on products which bear the name, trademark and/or logo of the universities. For all sales made by LRG, LRG is to receive a commission of $750 per kiosk and $0.05 per Sticket sold. Additionally, LRG received a fully-diluted five percent (5%) equity position in PPK.

         PPK also agreed to make LRG an exclusive distributor. Minimum performance requirements are to be met by LRG. PPK granted LRG the right of first refusal regarding the expansion of LRG's exclusive distribution right to include new market segments. For all sales made by LRG, LRG is to receive a commission of $750 per kiosk and $0.05 per Sticket sold.

         In October 1998, prior to its acquisition by the Company, PPK entered into a licensing agreement with Titan Sports, Inc. a Delaware corporation ("Titan"), whereby PPK was granted an exclusive license to use the rights of publicity, trademarks, copyrights and all other proprietary rights relating to the personnel performing in or at the professional wrestling events produced, promoted and performed by Titan as well as the events themselves, excluding comic, cartoon or animated events, characters, characterizations, designs or visual representations in the United States and Canada (the "License"). Certain minimum requirements must be met by PPK annually. For such License, PPK paid an advance royalty of five thousand dollars ($5,000) and agreed to pay a royalty of six percent (6%) of retail sales which result from the License, not including kiosk sales. Beginning April 1999 and every quarter thereafter, minimum royalties of five thousand dollars ($5,000) must be paid by PPK to Titan. Additionally, PPK must expend a minimum of two percent (2%) of total annual revenues from sales resulting from the License to advertise the licensed products. The term of the License is for a period of five (5) years.

         In May 1999, prior to its acquisition by the Company, PPK entered into a manufacturing agreement with Integrated Kiosk, Inc. ("IKI"), whereby PPK granted IKI an exclusive right to manufacture PPK's photo kiosk which utilizes digital imaging and manipulation technology, known as the Power Photo Kiosk for PPK and to assemble the Power Photo Kiosk as well as to supply various hardware components from time to time, all in accordance with the plans and specifications supplied or approved by PPK for all such units supplied to or distributed to the North American market. The term is for a period of five (5) years, with successive one (1) year renewal terms thereafter. Termination requires one (1) year notice. The prices are: A) $3,630 for kiosk shell and frame; B) $2085 for the computer; and C) $3,260 for integration, which brings the total cost of manufacturing and integration to $8,975.

         In May 1999, PPK, prior to its acquisition by the Company entered into a loan agreement with MLIC Holdings, Inc., a Canadian corporation ("MLIC"), whereby PPK borrowed $1,000,000 Canadian at an interest rate of twelve percent (12%) annually. The loan was originally due upon the earlier of a closing of a private placement or July 30, 1999. Additionally, PPK issued to MLIC 40,000 shares of its Common Stock with certain anti-dilution rights, which rights did not preclude capital raising activities. PPK granted MLIC a security interest in fifty (50) kiosk units and agreed to make specific assignment of accounts receivable on those units. For such offering, PPK need not have complied with federal nor state securities laws, as both companies were Canadian.

         Since July 1999, the MLIC loan has been extended on two (2) occasions. The first extension was for a period of thirty-one (31) days and cost PPK $450 Canadian per day and 10,000 additional shares of PPK Common Stock. In September 1999 on the second extension, PPK borrowed an additional $400,000 Canadian, bringing their total outstanding balance to $1,446,704 Canadian and extended the loan to December 17, 1999 with interest accruing at a rate of seven hundred dollars ($700) Canadian per day. Since December 17, 1999, MLIC has agreed not to declare PPK in default prior to July 31, 2000 (PPK's fiscal year end), with interest accruing at the same rate.

         In September 1999, PPK prior to its acquisition by the Company, entered into a Master Merchandising License Agreement with Universal Studios Licensing, Inc. ("Universal"), whereby PPK was granted a non-exclusive license to use certain characters and artwork owned by Universal. For the use of each set of character and artwork, PPK must pay to Universal a royalty of five percent (5%) of retail sales with a guaranteed royalty upon execution of the license and on January 31, 2000 and must pay additional guaranteed royalties on December 31, 2001. The license expires December 31, 2002.

         In November 1999, PPK, prior to its acquisition by the Company, entered into a Teaming Agreement with Sybase Canada Limited the Canadian subsidiary of Sybase ("Sybase"), Advanced Kiosk Services, Inc. and Integrated Kiosks, Inc. to provide a retail kiosk delivery system with fully automated and centrally monitored and administered kiosk maintenance functionality and image movement capability. The software is critical to the remote management of the kiosks from a service and content standpoint, and also provides connectivity over the complete kiosk network to facilitate advertising initiatives, program "refresh", transaction monitoring and servicing.

         In February 2000, the Company effected a forward split of its Common Stock at a rate of 2.78 to 1, for holders of record on February 22, 2000, with distribution effective March 1, 2000.

         In February 2000, the Company, PPK and the individual holders of all of the outstanding capital stock of PPK (the "Holders") consummated a reverse acquisition pursuant to a share exchange agreement (the "Agreement"). Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company. Of the 2,995,539 shares issued, Roanld Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506"), Section 451.802(19) of the Michigan Code and no state exemption for the shares issued to Bahamian or Canadian residents.

         The Company relied upon Section 4(2) of the Act and Rule 506 for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believed immediately prior to making any sale that such purchaser came within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

         The facts upon which the Company relied for purposes of Section 451.802 of the Michigan Code are: The transaction was incident to a class vote by shareholders pursuant to the certificate of incorporation or the applicable corporation statute, on a merger, consolidation, reclassification of securities, or sale of corporate assets in consideration of the issuance of securities of another corporation.

         Simultaneously with the closing of the Agreement, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement and tendered his shares (13,900,000) for cancellation. 1,390,000 additional shares were also cancelled in connection with the Agreement. Ronald Terry Cooke and Allan Turowetz were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Ronald Terry
Cooke as Chairman of the Board and President and Allan Turowetz as the Vice-President of the Company. The Company also announced approval of an amendment to its Articles of Incorporation changing the name of the Company from Alternate Achievements, Inc. to Power Kiosks, Inc.

         In February 2000, the Company sold 350,000 shares of its Common Stock to one (1) investor for $350,000. The Company actually received $300,000, as $35,000 was deducted as an agent fee and $15,000 was deducted for legal fees.
The Company also issued warrants to purchase an additional 300,000 shares exercisable at a price of $0.01 per share for a period of three (3) years in connection with such sale. Both the shares and the shares underlying the warrants carry mandatory registration rights.

         Since February, both parties have verbally agreed to modify the agreement, such that 390,000 shares will be sold rather than 350,000 shares for $390,000 rather than $350,000, with the warrants and the costs remaining the same. Although the verbal agreement has yet to be memorialized, proceeds for the full amount has been received by the Company. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506. No state exemption was necessary because the investor is a foreign entity located in Canada.

         In April and May 2000, the Company sold 80,000 shares of its Common Stock to four (4) investors for a total of $200,000. No memorandum was utilized by the Company in connection with the offering. For such offering, the Company relied on Section 4(2) and Rule 506. No state exemption was required as all investors were Canadian residents.

         In May 2000, the Company filed a report on Form 8KA1 disclosing that the Company had dismissed the firm of Dorra Shaw & Dugan and retained KPMG, LLP as its auditors in connection with the Agreement. The Company also changed its fiscal year to July 31, that of its subsidiary, PPK.

         In February 2000, PPK entered into a licensing agreement with The Ohio State University ("TOSU"), whereby TOSU granted PPK a non-exclusive right and license to use designs, trade names, trademarks, and service marks, including without limitation, the designations depicted on the camera ready sheets of licensed marks and other designs, seals and symbols in connection with advertising its products and services in the United States. For such right and license, PPK agreed to pay a royalty to TOSU quarterly in the amount of eight percent (8%) of the net sales price. The term is for a period of two (2) years and is automatically renewable for successive one (1) year terms unless terminated. A fee of five hundred dollars ($500) must also be paid annually by PPK to TOSU.

Discussion and Analysis

     The Company, Power Kiosks, Inc. is a Florida chartered corporation which conducts business from its headquarters in Markham, Ontario, Canada. The Company was incorporated in September1994, as Global Corporate Quality, Inc., changed its name to Alternate Achievements, Inc. in October 1999 and to Power Kiosks, Inc. in February 2000 in connection with the Agreement. At such time, it acquired 100% of the issued and outstanding shares of the common stock of PPK, in a reverse merger.

         The Company is a provider of a network-based, digital imaging kiosk system that delivers a range of retail consumer products. The kiosk system is enabled by leading-edge technology in the areas of digital imaging software, delivery hardware and e-commerce network capabilities.

         Each kiosk operates as a fully-functional, stand-alone business unit. When linked electronically, the kiosks function as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.

         As part of the ongoing product improvement process, in December 1999, PPK signed a teaming agreement with Sybase to develop a retail kiosk delivery system in an attempt to create an interactive "smart" digital kiosk network. The Company hopes that the result will allow the Company to deliver a broader range of consumer-based kiosk products and will form the basis of an electronic network capable of delivering national and site-specific advertising marketing programs. Sybase is also working with the Company to rewrite the operating software with a view to enhancing the usability for the consumer while at the same time making the connection between the kiosk operating system and the network software seamless.

         The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

           The financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continued application of the going concern concept is dependent on the Company's ability to obtain adequate sources of financing and to achieve a level of revenues sufficient to support the Company's operations.

     Results of Operations -For the Three Months Ending April 30, 1999 and April 30, 2000

Financial Condition, Capital Resources and Liquidity

         For the 3rd quarter ended April 30, 1999 and 2000 the Company recorded revenues of $0 and $0 respectively. For the third quarter ended April 30, 1999 and 2000 the Company had sales and marketing expenses of $144,810 and $209,094. This increase of $64,284 was due to increased operations by the Company.

         For the 3rd quarter ended April 30, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $155,722 and $209,094.

Net Losses

         For the 3rd quarter ended April 30, 1999, 2000, the Company reported a net loss from operations of $155,722 and $209,094 respectively.

         The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $2,828,617 as at April 30, 2000. The Company has not generated revenues and management does not expect to commence generating revenues until 2001. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

          The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.

Employees

         At April 30, 2000, the Company employed eight (8) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

Research and Development Plans

         The Company believes that research and development is an important factor in its future growth. The kiosk industry is closely linked to technological advances, which produce a broader range of kiosk products, enhance the usability and experience for the consumer and also enable the provider to monitor use patterns and data through a more sophisticated network of information. Therefore, the Company must continually invest in ongoing research to appeal to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to compete. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

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

Item 2.Changes in Securities and Use of Proceeds

         None

Item 3.Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending April 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(i).2   [1]      Articles of Amendment filed October 1, 1999.

3(i).3   [3]      Articles of Amendment filed March 2, 2000.

3(ii).1  [1]      By-laws.

4.1      [2]      Share Exchange Agreement between the Company, Power Photo Kiosks, Inc. and the shareholders of Power Photo Kiosks, Inc. dated February 23, 2000.

4.2      *        Loan Agreement between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated
                  May 1999.

4.3      *        Loan Extension between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated
                  July 1999.

4.4      *        Loan Extension between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated
                  September 1999.

4.5      *        Common Stock Purchase Agreement with Thomson Kernaghan & Co., Ltd., as Agent dated February 2000.

10.1     *        Revised Licensing Agreement between Power Photo Enterprises, Inc. and Licensing
                  Resource Group, Inc. dated October 1998.

10.2     *        Licensing Agreement between Power Photo Enterprises, Inc. and Titan Sports, Inc.
                  dated October 1998.

10.3     *        Master Merchandising License Agreement between Power Photo Kiosks, Inc. and
                  Universal Studios Licensing, Inc. dated September 1999.

10.4     *        Teaming Agreement between Power Photo Kiosks, Inc., Sybase Canada Limited,
                  Advanced Kiosk Services, Inc. and Integrated Kiosks, Inc. dated November 1999.

10.5     *        License Agreement between Power Photo Kiosks, Inc. and The Ohio State University
                  dated February 2000.

10.6     *        Manufacturing Agreement between Power Photo Kiosks, Inc. and Integrated Kiosk,
                  Inc. dated May 1999.

16.1     [4]      Letter on change of certifying accountant.

16.2     [4]      Letter dated May 1, 2000 from Dorra Shaw & Dugan.

27.1     *        Financial Data Schedule.

99.1     [4]      Board Resolution dated May 1, 2000 authorizing change in fiscal year of the
                  Company to July 31.
------------------------------------------------

[1]  Previously filed with the Company's registration on Form 10SB

[2]  Previously filed with the Company's report on Form 8K filed March 9, 2000

[3] Previously filed with the Company's report on Form 10QSB for the period ending February 29, 2000

[4]  Previously filed with the Company's report on Form 8KA1 filed May 2, 2000

*    Filed herewith

(b)  The Company filed a report on Form 8K on March 9, 2000 in  connection  with
     the  Company's   acquisition  of  Power  Photo  Kiosks,  Inc.,  a  Canadian corporation.

     The Company filed a report on Form 8KA1 on May 2, 2000 dismissing Dorra Shaw & Dugan and retaining KPMG, LLP as its auditors. Additionally, the Company changed its fiscal year to July 31.

     The Company filed a report on Form 8KA2 on May 8, 2000 with the required financial statements pursuant to its first report on Form 8K dated March 9, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Power Kiosks, Inc.
                                            (Registrant)

June 19, 2000                               /s/ Ronald Terry Cooke
                                            ---------------------------------
                                            Ronald Terry Cooke
                                            Chairman and President