Form 10KSB
period 2000-07-31
POWER KIOSKS INC
filed 2000-11-14
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(MarkOne)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-27769

                               Power Kiosks, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter
Florida                                                               65-0522144
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

181 Whitehall Drive
Markham, Ontario, Canada                                                 L3R 9T1
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number (905) 948-9600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                        Name of each exchange
                                                             on which registered
           None
-----------------------------                          -------------------------
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of class)
                               -------------------

Copies of Communications Sent to:

                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696 Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                      -----            -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $0

     Of the 6,088,483 shares of voting stock of the registrant issued and outstanding as of November 7, 2000, 2,755,491 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of November 7, 2000 is $11,876,166.21.

                                   PART I

Item 1.                    Description of Business

         (a)      Business Development

     Power Kiosks, Inc. (the "Company" or "Power Kiosks") is incorporated in the State of Florida. The Company was originally incorporated as Global Corporate Quality, Inc. on September 9, 1994 ("GCQ"). The Company subsequently changed its name to Alternate Achievements, Inc. on October 1, 1999. The Company's Common Stock is currently quoted on the Over the Counter Bulletin Board under the symbol "PWKK" and has been since July 2000. Its executive offices are presently located at 181 Whitehall Drive, Markham, Ontario, Canada, L3R 9T1. Its telephone number is (905) 948-9600 and its facsimile number is (905) 948-8377.

     The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

     Originally, the Company was formed to engage in the marketing and distribution of training programs and seminars to corporate level executives on various management issues. The Company failed in its attempt to implement its initial business plan and during September 1995 abandoned its efforts. The Company had no operations for the period prior to September 1995. The Company was inactive and there were no transactions from September 1995 to February 2000, when the Company, Power Photo Enterprises, Inc. n/k/a Power Photo Kiosks, a Canadian corporation ("PPK") and the individual holders of all of the outstanding capital stock of PPK (the "Holders") consummated a reverse acquisition pursuant to a share exchange agreement (the "Agreement"). Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company.

Of the 2,995,539 shares issued, Ronald Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition.

     Power Kiosks, Inc. is incorporated in the State of Florida. The Company was originally incorporated as Global Corporate Quality, Inc. on September 9, 1994. The Company subsequently changed its name to Alternate Achievements, Inc. on October 1, 1999. Originally, the Company was formed to engage in the marketing and distribution of training programs and seminars to corporate level executives on various management issues. The Company failed in its attempt to implement its initial business plan and during September 1995 abandoned its efforts. The Company had no operations for the period prior to September 1995. The Company was inactive and there were no transactions from September 1995 to February 2000, when the Company, Power Photo Enterprises, Inc. n/k/a Power Photo Kiosks, and the individual holders of all of the outstanding capital stock of PPK consummated a reverse acquisition pursuant to a share exchange agreement.

     Currently, the Company is a provider of a network-based, digital imaging kiosk system that delivers a range of retail consumer products. The kiosk system is enabled by leading-edge technology in the areas of digital imaging software, delivery hardware and e-commerce network capabilities.

     Each kiosk operates as a fully-functional, stand-alone business unit. When linked electronically, the kiosks function as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.

     As part of the ongoing product improvement process, in December 1999, PPK signed a teaming agreement with Sybase Canada Limited the Canadian subsidiary of Sybase ("Sybase") to develop a retail kiosk delivery system in an attempt to create an interactive "smart" digital kiosk network. The Company hopes that the result will allow the Company to deliver a broader range of consumer-based kiosk products and will form the basis of an electronic network capable of delivering national and site-specific advertising marketing programs. Sybase is also working with the Company to rewrite the operating software with a view to enhancing the usability for the consumer while at the same time making the connection between the kiosk operating system and the network software seamless.

     It is the Company's intention to (i) to market its kiosks in the United States and Canada; (ii) to research and further develop its new products; and
(iii) to continue to improve its kiosk system.

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In June 1998, Team Power Enterprises, Inc., as tenant, signed a Lease Agreement with Bruce N. Huntley Contracting Limited, as landlord. Team Power Enterprises, Inc. is beneficially owned by Ronald Terry Cooke, the Company's President and Chairman, and Allan Turowetz, the Company's Vice President and Director. The lease is for the property located at 181 Whitehall Drive, Unit 1, in Markham, Ontario, which serves as the Company's headquarters. The lease term began July 1998 and is for a period of five (5) years. The rents to be paid are as follows: From July 1, 1998 through June 30, 1999 the rental amount is $9,235.41 monthly; from July 1, 1999 through June 30, 2000 the rental amount is $10,075 monthly; and from July 1, 2001 through June 30, 2003 the rental amount is $10,914.58 monthly. See Part 1, Item 2. "Description of Property" and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In November 1999, PPK, prior to its acquisition by the Company, entered into a Teaming Agreement with Sybase, Advanced Kiosk Services, Inc. and Integrated Kiosks, Inc. to provide a retail kiosk delivery system with fully automated and centrally monitored and administered kiosk maintenance functionality and image movement capability. The software is critical to the remote management of the kiosks from a service and content standpoint, and also provides connectivity over the complete kiosk network to facilitate advertising initiatives, program "refresh", transaction monitoring and servicing.

     In January 2000, PPK, prior to its acquisition by the Company, entered into negotiations with Remington Financial Group, Inc., a Wyoming corporation ("Remington") regarding a share exchange, whereby PPK would be acquired in a reverse acquisition by Remington in exchange for shares in Remington. Rhonda Networks, Inc., an Alberta Business corporation ("Rhonda") brokered the deal, which was never consummated. Since that time, Rhonda has made certain claims to PPK regarding monies and time expended on PPK's behalf. In August 2000, the Company agreed to pay Rhonda $25,000 and to issue Rhonda 225,000 shares of its restricted Common Stock in exchange for a general release in favor of both PPK and the Company. Although all parties have agreed to the terms of the settlement, it has yet to be memorialized. The Company has issued the 225,000 shares, which are being held by the Company pending full and final settlement of the matter. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Rhonda is located in Canada. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2000, the Company effected a forward split of its Common Stock at a rate of 2.78 to 1, for holders of record on February 22, 2000, with distribution effective March 1, 2000. See Part I, Item 5 "Market for Common Equity and Related Stockholder Matters."

     In February 2000, the Company, PPK and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company. Of the 2,995,539 shares issued, Ronald Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition. For such offering, the Company relied upon the 506 Exemption, Section 451.802(19) of the Michigan Code and no state exemption for the shares issued to Bahamian or Canadian residents.

     Simultaneously with the closing of the Agreement, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement and tendered his shares (13,900,000) for cancellation. 1,390,000 additional shares were also cancelled in connection with the Agreement. Ronald Terry Cooke and Allan Turowetz were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Ronald Terry
Cooke as Chairman of the Board and President and Allan Turowetz as the Vice-President of the Company. The Company also announced approval of an amendment to its Articles of Incorporation changing the name of the Company from Alternate Achievements, Inc. to Power Kiosks, Inc. See Part I, Item 1.
"Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Stockholder's Equity; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     Since February, both parties have verbally agreed to modify the agreement, such that 390,000 shares will be sold rather than 350,000 shares for $390,000 rather than $350,000, with the warrants and the costs remaining the same. Although the verbal agreement has yet to be memorialized, proceeds for the full amount has been received by the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     Since April 2000, the Company sold 237,924 shares of its Common Stock to twenty five (25) investors for a total of $594,862.27. For such offering, the Company relied upon the 506 Exemption, Section 49:3-50(b)(9) of the New Jersey Code and Section 211(b) of the Pennsylvania Code. No state exemption was necessary for purchases by Canadian residents. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the New Jersey Exemption include the following: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

     The facts relied upon to make the Pennsylvania Exemption include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee.

     In May 2000, the Company filed a report on Form 8KA1 disclosing that the Company had dismissed the firm of Dorra Shaw & Dugan and retained KPMG, LLP as its auditors in connection with the Agreement. The Company also changed its fiscal year to July 31, that of its subsidiary, PPK.

     In June 2000, the Company executed a promissory note in favor of Thomson Kernaghan & Co., Ltd. ("TK") in the principal amount of two hundred fifty thousand dollars ($250,000). The loan had a maturity date of August 31, 2000. In November 2000, both parties orally agreed to convert all outstanding principal and interest into 250,000 shares of the restricted Common Stock of the Company, although actual conversion has yet to take place and the agreement to convert has yet to be memorialized. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is One Hundred and Twenty Thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's Common Stock, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2000, the Company entered into an employment agreement with Allan Turowetz, to employ him as Vice President of the Company. The term of the agreement is for a period of five (5) years, beginning July 2000. Mr. Turowetz's initial basic compensation is One Hundred Thousand dollars ($100,000) per year. Such salary will be reviewed as appropriate by the Board and may be increased in the Board's sole discretion based upon performance. Mr. Turowetz received a signing bonus of one hundred and five thousand (105,000) shares of the Company's Common Stock, which was registered pursuant to a Registration Statement filed on Form S-8 in August 2000, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Turowetz has the option to purchase up to a total of 100,000 shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Turowetz will have five
(5) years after the shares are vested to exercise the options.  See Part I, Item
1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its Common Stock to Allan Turowetz, the Company's current Vice-President and Director. See
Part I,  Item 1.  "Description  of  Business  - (b)  Business  of  Registrant  -
Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company issued 120,000 shares of its restricted Common Stock to Team Power Enterprises Incorporated ("TPE"), which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in
Canada. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company entered into an agreement with Discovery Enterprises, Inc. d/b/a Discovery Financial, Inc. to provide financial consulting and business advisory services including a complete investors relations program for the Company. The term of the contract expires February 23, 2001. For such services, the Company issued 20,000 shares of its Common Stock upon execution of the agreement. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida code.

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the sharesof Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

     In September 2000, PPK entered into a teaming agreement with Mattel Canada, Inc. to design and market the Mattel Retail Delivery Kiosk, for the purpose of distribution to Wal-Mart stores. Phase one (1) is projected to deploy fourteen
(14) kiosks for a pilot project, with ten (10) units for Wal-Mart store locations located in Canada and four (4) units for promotional purposes located in places such as Mattel's Head Office and Wal-Mart's Head Office. Phase two (2) is projected to include a complete rollout to all Wal-Mart stores located in Canada [approximately two hundred (200) stores]. Phase three (3) is projected to include locations throughout the United States as determined by Wal-Mart U.S. PPK must bear all costs including manufacturing, shipping, maintenance, electrical and telephone charges, delivery and setup of the kiosk units. Mattel is to provide all images and to contribute to advertising efforts.

     In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its Common Stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the 12 month period ending on the date of issuance did not exceed fifteen
(15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

     In October 2000, the Company executed a promissory note in favor of TK in the principal amount of $110,000. The Company actually received $100,000, as $10,000 was deducted as an agent fee. The note bears interest at a rate of ten percent (10%) per annum and is for a term of one (1) year. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial
Condition, Liquidity and Capital Resources"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2000, the Company entered into a marketing agreement with PACEL Corp. and Child Watch of North America to promote the ChildWatch(TM) software and include it as part of the Company's advertising campaigns. The Company also agreed to place the ChildWatch(TM) logo on its website with a link to the PC Sam website. The ChildWatch(TM) software is a parent controlled security access monitor software distribution program.

     In October 2000, PPK entered into a letter of intent with Groome Capital. Com, Inc. ("Groome") to provide equity financing for the Company. Groome agreed to use its best efforts to initially raise four million dollars ($4,000,000) through the sale of units consisting of one common share and a warrant to purchase an additional common share. A second offering is also contemplated to raise sixty million dollars ($60,000,000). Groome is to receive an agent fee in the amount of ten percent (10%) of the gross proceeds raised in the first offering. Additionally, the Company must pay to Groome a fee equal to ten percent (10%) of the amount of any financing provided by any investor within six
(6) months of the introduction of the investor by Groome to PPK. Groome is also entitled to options entitling Groome to purchase an amount equal to ten percent (10%) of the number of securities issuable pursuant to the offerings, at a price per share equal to the price per share under the relevant offering, exercisable for a period of twenty four (24) months from the closing date of each relevant offering. Should the Company enter into a merger, amalgamation, arrangement or reorganization involving the sale or exchange of all or substantially all of the assets of PPK or any material subsidiary or the issuance of securities of PPK in excess of five percent (5%) of the total value or number of securities currently outstanding, PPK must pay to Groome a fee equal to the greater of three percent (3%) of the value of such transaction or $150,000. All shares held by officers, directors and affiliates will be further restricted with a lockup agreement.

     In October 2000, the Company filed a third amended Current Report on Form 8-K. The purpose of this third amendment to Form 8-K was to provide adjusted financial statements and pro forma financial information for Power Photo Kiosks, Inc., a Canadian corporation, as required by Item 7 of Form 8-K. It was filed at the request of the Company's independent auditor, KPMG, LLP.

     In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 60,000 shares of the Company's Common Stock have been issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 580,000 shares registered pursuant to such

Registration Statement have yet to be issued. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

         (b)      Business of Registrant

Background of the Industry

     Management's research has found that an intense interest in photo stickers began in Japan in the mid-1990s, and that there are currently about 40,000 photo kiosks in the Japanese market that generate sales in excess of approximately US$2.4 billion per annum. During 1998, sticker machines started to appear in the United States. Management also found that at the same time, consumers' desire for a fun, fantasy-filled, ego-gratifying photo experience is increasing and the volume of disposable income available for the right type of entertainment experience is large.

     Management's research had discovered that major corporations with expertise in film technology, including Polaroid, Agfa (Bayer) and Kodak, are committing resources to this market, and that the following statistics support the growth of the photo kiosk industry:

* The total U.S. vending market had sales of US$31.5 billion in 1997. * The total U.S. photography market has sales of US$37 billion in 1997 * Every household in the U.S. spends an average of US$500 per annum on photo-related products. * There are now over 40,000 sticker machines on location in Japan, which account for 35% of all money spent in amusement machines. * The U.S. photo sticker machine market is expected to have 25,000 to 40,000 units on location by 2003. According to 1998 data, there are currently about 2,500 units on location throughout the United States.

*    Over 90% of Americans use vending machines.

Kiosk Operational Management System

     The Company's proprietary, recently developed Kiosk Management System ("KMS") provides Power Kiosks with the ability to remotely update and add and remove data or images on individual or groups of kiosks. This means the Company can easily remotely customize the kiosk for special events, advertising specials, or seasonal holidays with no need for client or partner assistance. Maintaining current images or data at the kiosk can be handled from one (1) central control operation. The Kiosk units will be connected via the Intranet to the central control website to attain up-to-the-minute information on kiosk usage, royalty information and kiosk status. The remote diagnostic and the health monitoring capability begin with each kiosk in its standalone configuration, continually monitoring the health of individual components in the kiosk. Upon recognizing a failure in or abnormal status of any of the components, the kiosk itself initiates communication with the central control server and reports its diagnosis. The central server is then programmed to respond appropriately, sending e-mail, paging or phone communications to the specific technical service individual who will respond and correct the situation, all of this without the intervention of the Company or client. These application enhancements should create the most flexible and dependable kiosk network available. The Kiosk Management System should differentiate the Company from other kiosk providers and through its inherent versatility, ensure market acceptance.

Power Kiosk Products

Stand Alone Interactive Power Entertainment Kiosk (NON-NETWORKED):

A fully functional, digital photo entertainment kiosk for use primarily at promotional events such as NASCAR races, trade shows, corporate events and individual business locations.

Features:

           * Revenue generation occurs primarily from the sale of digital photographs.

           * Image packages can be customized to site requirements.

           * Kiosk shell graphics can be customized to site requirements.

           * Individual client advertising programs can be developed based on site requirements.


Networked Interactive Power Kiosk System:

1.  Power Entertainment Kiosk

A fully functional, digital photo entertainment kiosk for use by large corporations with multi-location, national operations.

Features:

           * Revenue generation occurs from the sale of digital photographs and from the sale of advertising.

           * Kiosks operate as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.

           * Image packages can be customized to national an site requirements.

           * In concert with corporate brand promotion strategies, merchandise display space can be built into the kiosk design to increase sales of specified products.

           * Kiosk design and graphics can be completely customized to meet corporate requirements.

2. Power Multi-Functional Kiosk

A retail kiosk system that enables consumers to receive a range of Internet and Intranet-based products including digital photographs, information, governmental services etc., for use by large corporations and government agencies.

Features:

           * Revenue generation occurs from the sale of digital photographs, the sale of advertising and from service fees.

           * Kiosks operate as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.

           * Image packages can be customized to national an site requirements.

           * In concert with corporate brand promotion strategies, merchandise display space can be built into the kiosk design to increase sales of specified products.

           * Kiosk design and graphics can be completely customized to meet corporate requirements.

           * Customization of the kiosk system allows the consumer product manufacturer and the retailer to directly interact with the consumer thereby driving traffic and increasing brand awareness.

           * Customization of the kiosk system allows the product manufacturer and the retailer to gather consumer demographic information.

3.  Power Financial Services Kiosk

A retail ATM kiosk system that, in addition to offering standard banking transactions, provides the opportunity for additional revenue generation through loyalty-based sports themed products such as digital photographs and sports memorabilia.

Features:

Kiosk provides current ATM banking capabilities

           * Revenue generation occurs from the sale of digital photographs, advertising and sports memorabilia products.

           * Kiosks operate as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.

           * Image packages can be customized to national an site requirements.

           * In concert with corporate brand promotion strategies, merchandise display space can be built into the kiosk design to increase sales of specified products.

           * Kiosk design and graphics can be completely customized to meet corporate requirements.

           * Customization of the kiosk system allows the bank to gather consumer demographic information.

Connectivity

     The kiosk is networked through a standard phone line and internal modem to transmit sales data such as number of transactions per day, royalty fee calculations, ratios of one (1) image versus another, etc. This data will help the Company track what is sold in each market segment and location and should optimize profits for both the Company and its clients. This networked communication system should prove beneficial in determining when preventive maintenance should be performed, in reducing potential down time and in increasing disk efficiency by providing on-line diagnostic programming. This feature should decrease the need for sending technicians to the customer's site for routine, simple problems.

     Content in the kiosk can be changed automatically by simply downloading new CDs supplied by the Company or by utilizing the enhanced data management and networking capabilities currently being developed. That network capability will allow content transfer over phone lines and enable the kiosk to create a central database that can be used for direct marketing activities, such as e-commerce and mail order merchandise sales. In this way, the Company intends to create unique photographic image programs that will attract specific types of consumers and encourage repeat transactions via a continuous refresh program. The Power Photo Entertainment Kiosk transcends the conventional photo kiosk market by using the latest hardware, connective and software technological advances.

Hardware

     The outer shell of each kiosk, which dimensions are 40" X 40" by 90", can be customized with graphics that will draw more consumer attention. More specifically, the kiosk represents additional revenue generation possibilities, by utilizing the 20" TV monitor or side and rear graphic panels as advertising tools. Software image banks can be customized to match any business, any market segment and any special event. These software image banks will be constantly updated to keep pace with changing market trends and fads.

Each Power Kiosk is equipped with the following:
o A proprietary software operating system that is user-friendly and flexible, enabling the Company to change the image programs frequently and easily.
o Multiple licensed image packages and a unique personal portrait image package.
o Fully digitized sound, for easy to follow voice prompts and/or music.
o 20-inch Sony TV monitor that can be used for advertising and cross promotions and when the kiosk is not in use.
o Up to four (4) Sony Dye Sublimation printers, providing multiple papers formats allowing an 800-sheet loading capacity (200 sheets per printer).
o A Sony digital camera.
o A Micro Touch Screen computer monitor.
o Choice of Mars bill, coin, token, debit or credit card acceptors. o Pentium II based computer system. o Intel-Based computer system o All control electronics.

The Future

     In terms of future trends, kiosks tied to Intranet and Internet technology is a burgeoning field in which photo kiosks are likely to make extensive use of these bi-directional communications systems. Consumers are already sending high-quality photo images over the Internet as a result of scanners, digital cameras and camera centers that deliver photo images. This connective technology is growing and photo kiosks are seen as just another extension of this trend. In fact, this technology may actually increase the opportunities for kiosks as more and more recipients of e-cards have the capability to receive them and have familiarity with the technology. The photo kiosk, especially when combined with sports, theatrical or vacation experience, can encourage sharing during such spontaneous occasions.

Business Strategy

     Any discussion of business strategy contained herein is contingent upon the ability of the Company to continue as a going concern.

     The preferred approach is for Power Kiosks to own the kiosks in the marketplace and to work with revenue sharing programs on both picture income and advertising income. Company ownership of the kiosks will facilitate enormously the placement process and in particular, make the management of the advertising component of the kiosk network simpler.

     Power Kiosks' marketing focus is market segment-specific and directed at non-conventional kiosk markets. The conventional kiosk markets, mainly malls and movie theaters, are also important market segments that will also be targeted. Each kiosk will be placed as a customized and turnkey system. The kiosk can be custom-designed with graphics and licensed image packages that meet the needs of individual markets.

     Management has found that the kiosk industry is in a strong growth position as the business is relatively new to the North American market. Vending and photography sales are extremely large, and growing. The number of Internet kiosks in the U.S. market, for example, is forecast to increase greatly in the next five (5) years, while revenues are projected to increase by slightly less (2.5 times) as the market becomes more competitive. This market had 5,100 Internet-based kiosks in 1993, management expects the market to have 445,000 different types of kiosk in 2003.


     The overall market strategy has evolved significantly over the past few years. The Company has determined that in order to control the technology, it is imperative to own the software and the kiosk units and work with a revenue sharing program on both the photo income as well as the advertising revenue. Ownership of the units by the Company should allow the Company to facilitate the placement process in large retail and restaurant chains and in particular, make the managing of the advertising component of the kiosk network simpler. With the appropriate financing in place, this economic model of combined picture and advertising revenues can be in place in a relatively short time.

     Power Kiosk is entering the industry at a time when converging technologies may enable the Company to quickly establish a leadership position in the marketplace:

         * Advances in digital, photographic technology now enable software programs, such as that developed by the Company to create high quality photo images without the use of film.

        * Computer chips have increased the abilities of computer, printers and cameras, and new software authorizing equipment such as Java and WebMajic complement HTML in multimedia programming, thereby facilitating connectivity in various ways.

        * Kiosks can now be used for a broad range of interactive uses other than just photography.

     Power Kiosk will be placed as a customized and turnkey system. The kiosk can be custom-designed with graphics and licensed image packages to meet the needs of individual markets.

     The Company intents to target what it believes is the primary markets for the placement of the kiosks. These primary markets are corporate, multiple-location businesses, such as fast food restaurants, colleges and universities, consumer retail and merchandise companies, movie and sports-based business, themed environments, bookstores, shopping malls and sporting venues. These target locations for kiosk placement offer large opportunities for both picture sales and the sale of advertising.

Status of Publicly Announced New Products and Services

     The Stand Alone Interactive Power Entertainment Kiosk is a fully functional, non-networked, digital photo entertainment kiosk that is used primarily at promotional events such as NASCAR races, trade shows, corporate events and individual business locations.

     The Power Entertainment Kiosk, is a networked, fully functional, networked, digital photo entertainment kiosk which is used primarily by large corporations and multi-location, national operations.

     The Power Multi-Functional Kiosk is a retail kiosk system that enables consumers to receive a range of Internet and Intranet-based products including digital photographs, information, governmental services, etc., and is used primarily for large corporations and government agencies.

     The Power Financial Services Kiosk is a retail ATM kiosk system that, in addition to offering standard banking transactions, sells sports-based themed products such as digital photographs and memorabilia.

Competition

     The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales, technical resources as well as greater name recognition than the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new and improved products which may compete with the Company's products. The Company's products could be rendered obsolete or made uneconomical by the development of new products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. The Company expects that more competitors will enter the photo kiosks market, resulting in even greater competition for the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company competes with many other companies which utilize photo kiosk services. Competition is intense within the entertainment kiosk industry, and the Company must compete with well established companies as well as independent companies like itself. Some of these well established companies, such as Global Media, which has the one of the largest virtual magazine entertainment kioks, are therefore able to offer their customers an interactive, large network of media, news and music on the internet, which the Company is unable to provide at this time. Another well established competitor, Harvest Moon, is a full service design and production studio for interactive kiosks, and websites for the themed entertainment industry. These and other such competitors have a broader spectrum of themed entertainment choices within their products and services, as well as internet service for their customers. Kodak's Entertainment Imaging division, Themed Entertainment, offers a self-serve photography kiosk consumers can use to output sticker-backed images of themselves combined with themed content. These competitors have a much larger name recognition than the Company, and have its entertainment photo kiosk machines broadly distributed in malls, theme parks and amusement parks.

Sources and Availability of Raw Materials

     Power Kiosk's products are manufactured from readily available components including electronics, digital cameras, computers and computer chips, modems and telecommunications hardware, printers and ink, monitors, various size labels, and bill, coin and debit and credit card acceptors. The Company believes that all raw materials necessary to produce Power Kiosk's products are readily available from numerous sources.

Dependence on Major Customers

     Presently, the Company has few customers. The Company will depend heavily upon its existing contracts, such as that with Universal Studios, Ohio State University, Mattel Canada, Inc. and Sybase. The Company will rely heavily on its quality of technology, products and services, in providing its customers with turnkey service and being a full service provider to customers. Should Power Kiosks obtain additional customers in the future, it is likely to depend heavily on their business, as it is likely to represent all or significantly all of the Company's source of income. If the Company is unable to attain this customer base, this may have a material adverse effect on the Company.

Patents, Copyrights and Trademarks

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate. To date, the Company has no registered patents, copyrights or trademarks.

Governmental Regulation

     There are currently no governmental regulations in any country that the Company must conform to.

Effect of Probable Governmental Regulation on the Business

     The Company may be subject to regulation if the Federal government enacts controls in which case the Company will be required to comply with new and emerging laws, the interpretation of which will be uncertain and unclear. However, future enactment of governmental legislation which would impact the Company's business is not expected.

     However, in foreign countries, the Company's products may be impacted by legislation that applies to photo kiosk products. The Company expects that its products will meet or exceed any standard imposed upon it.

     Currently there is no government regulation of the Company's business nor of the Company's products. However, new laws are emerging which regulate commerce over the internet and the way data and information may be transmitted over the Internet. Should the Company engage in activities involving the Internet in the future, it may be subject to these laws and/or regulations.

     As the Company's products and services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon the Company's business.

     A governmental body could impose sales and other taxes on the provision of the Company's products and services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes; however, no such laws have become effective to date. The Company cannot accurately predict whether the imposition of any such taxes would materially increase its costs of doing business or limit the services which it provides, since it may be possible to pass on some of these costs to the consumer and continue to remain competitive.

     If, as the law in this area develops, the Company becomes liable for information carried on, stored on, or disseminated through its website, it may be necessary for the Company to take steps to reduce its exposure to this type of liability through alterations in its equipment, insurance or other methods. This may require the Company to spend significant amounts of money for new equipment or premiums and may also require it to discontinue offering certain of its products or services.

     Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. L.L. Brown cannot predict the impact, if any, that future regulatory changes or developments may have on the Company's business, financial condition, or results of operation.

Cost of Research and Development

     For fiscal year 1999 the Company expended One Hundred Forty One Thousand Two Hundred Ninety Nine dollars ($141,299) and for fiscal year 2000, the Company expended Four Hundred Thirty Six Thousand Four Hundred Seventy One dollars ($436,471) on research and development efforts. At the current time, the costs associates with research and development are bourne primarily by the Company, and secondarily from additional debt financing. The costs associated with research and development are currently not bourne directly by the customer, however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and Toxic Substance Control Act. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At October 31, 2000, the Company employed eight (8) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

     In February 2000, the Company, PPK and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company. Of the 2,995,539 shares issued, Ronald Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition. For such offering, the Company relied upon the 506 Exemption, Section 451.802(19) of the Michigan Code and no state exemption for the shares issued to Bahamian or Canadian residents.

     Simultaneously with the closing of the Agreement, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement and tendered his shares (13,900,000) for cancellation. 1,390,000 additional shares were also cancelled in connection with the Agreement. Ronald Terry Cooke and Allan Turowetz were elected to serve on the Board. The Board subsequently appointed Ronald Terry Cooke as Chairman of the Board and President and Allan Turowetz as the Vice-President of the Company. The Company also announced approval of an amendment to its Articles of Incorporation changing the name of the Company from Alternate Achievements, Inc. to Power Kiosks, Inc. See
Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Stockholder's Equity; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is One Hundred and Twenty Thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's Common Stock, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2000, the Company entered into an employment agreement with Allan Turowetz, to employ him as Vice President of the Company. The term of the agreement is for a period of five (5) years, beginning July 2000. Mr. Turowetz's initial basic compensation is One Hundred Thousand dollars ($100,000) per year. Such salary will be reviewed as appropriate by the Board and may be increased in the Board's sole discretion based upon performance. Mr. Turowetz received a signing bonus of one hundred and five thousand (105,000) shares of the Company's Common Stock, which was registered pursuant to a Registration Statement filed on Form S-8 in August 2000, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Turowetz has the option to purchase up to a total of 100,000 shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Turowetz will have five
(5) years after the shares are vested to  exercise  the  options.  See Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its Common Stock to Allan Turowetz, the Company's current Vice-President and Director. See
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company issued 120,000 shares of its restricted Common Stock to Team Power Enterprises Incorporated, which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its Common Stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 60,000 shares of the Company's Common Stock have been issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 580,000 shares registered pursuant to such Registration Statement have yet to be issued. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     Its executive offices are presently located at 181 Whitehall Drive, Markham, Ontario, Canada L3R 9T1. Its telephone number is (905) 948-9600 and its facsimile number is (905) 948-8377.

     In June 1998, Team Power Enterprises, Inc., as tenant, signed a Lease Agreement with Bruce N. Huntley Contracting Limited, as landlord. Team Power Enterprises, Inc. is beneficially owned by Ronald Terry Cooke, the Company's President and Chairman, and Allan Turowetz, the Company's Vice President and Director. The lease is for the property located at 181 Whitehall Drive, Unit 1, in Markham, Ontario, which serves as the Company's headquarters. The lease term began July 1998 and is for a period of five (5) years. The rents to be paid are as follows: From July 1, 1998 through June 30, 1999 the rental amount is $9,235.41 monthly; from July 1, 1999 through June 30, 2000 the rental amount is $10,075 monthly; and from July 1, 2001 through June 30, 2003 the rental amount is $10,914.58 monthly. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment.

Item 3.      Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended July 31, 2000, covered by this report.

Item 5.       Market for Common Equity and Related Stockholder Matters.

       a)    Market Information.

     The Common Stock of the Company currently is quoted on the Over the Counter Bulletin Board and has been since the National Association of Securities Dealers approved quotation of the Company's Common Stock on July 20, 2000. The Company trades under the symbol "PWKK." The high and low bid information for each quarter since July 20, 2000 to the present are as follows:

Quarter                          High Bid     Low Bid
------------------------       -----------  -----------
July 1 - Sept. 30, 2000        7.37               5.45
Oct. 1 - Dec. 31, 2000         7.00               3.87

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter- dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     In February 2000, the Company effected a forward split of its Common Stock at a rate of 2.78 to 1, for holders of record on February 22, 2000, with distribution effective March 1, 2000.

(b)    Holders.

     As of November 7, 2000 the Company had sixty six (66) shareholders of record of its 6,088,483 outstanding shares of Common Stock, 4,698,483 of which are restricted Rule 144 shares and 1,390,000 of which are free- trading. Of the Rule 144 shares, no shares have been held by affiliates of the Company for more than one (1) year.

(c)    Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.    Management's Discussion and Analysis or Plan of Operation

     The Company was originally incorporated as Global Corporate Quality, Inc. on September 9, 1994. The Company subsequently changed its name to Alternate Achievements, Inc. on October 1, 1999. Originally, the Company was formed to engage in the marketing and distribution of training programs and seminars to corporate level executives on various management issues. The Company failed in its attempt to implement its initial business plan and during September 1995 abandoned its efforts. The Company had no operations for the period prior to September 1995. The Company was inactive and there were no transactions from September 1995 to February

2000, when the Company, Power Photo Enterprises, Inc. n/k/a Power Photo Kiosks, a Canadian corporation and the individual holders of all of the outstanding capital stock of PPK consummated a reverse acquisition pursuant to a share exchange agreement.

     Currently, the Company is a provider of a network-based, digital imaging kiosk system that delivers a range of retail consumer products. The kiosk system is enabled by leading-edge technology in the areas of digital imaging software, delivery hardware and e-commerce network capabilities.

     It is the Company's intention to (i) to market its networked and standalone kiosk products; (ii) to research and further develop its new products; and (iii) to continue to improve Power Kiosk products and services.

     The Company was still in the development stage until February 2000 when the share exchange took place between Power Photo Enterprises and the Company and is still emerging from that stage. During the year 2000, the Company generated revenues in the amount of $0.00. Since inception (May 13, 1998) through July 31, 2000, the Company has generated cumulative losses of approximately $7,494,476. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     Since  entering  into   negotiations  and  contracts  with  its  first  few
customers, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - Full Fiscal Years - July 31, 1999 and July 31, 2000

Revenues

     Revenues for the twelve (12) month period ended July 31, 2000 were $0.00 and for the twelve month period ended July 31, 1999 were $0.00.

Operating Expenses

     Operating Expenses for the twelve (12) months period ended July 31, 2000 were $4,265,889 versus $943,917 for the twelve (12) months period ended July 31, 1999. Net loss was $6,230,796 and $1,234,708 respectively.

Assets and Liabilities

     Total assets were $597,327 as of July 31, 2000, and $481,551 as of July 31, 1999. As of July 31, 1999, assets consisted primarily of inventories. As of July 31, 2000, assets consisted primarily of property and equipment. Liabilities were $3,233,009 and $972,926 as of July 31, 2000 and July 31, 1999 respectively. As of July 31, 2000, liabilities consisted primarily of a loan payable.

Stockholders' Equity

     Stockholders' equity was ($2,635,682) as of July 31, 2000 and ($491,375) as of July 31, 1999. The Company had 5,375,084 and 1,390,000 shares of Common Stock issued and outstanding at July 31, 2000 and 1999, respectively.

     In February 2000, the Company, PPK and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company. Of the 2,995,539 shares issued, Ronald Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition. For such offering, the Company relied upon the 506 Exemption, Section 451.802(19) of the Michigan Code and no state exemption for the shares issued to Bahamian or Canadian residents.

     Simultaneously with the closing of the Agreement, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement and tendered his shares (13,900,000) for cancellation. 1,390,000 additional shares were also cancelled in connection with the Agreement. Ronald Terry Cooke and Allan Turowetz were elected to serve on the Board. The Board subsequently appointed Ronald Terry Cooke as Chairman of the Board and President and Allan Turowetz as the Vice-President of the Company. The Company also announced approval of an amendment to its Articles of Incorporation changing the name of the Company from Alternate Achievements, Inc. to Power Kiosks, Inc. See
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".


Financial Condition, Liquidity and Capital Resources

     At July 31, 2000 the Company had cash of $0.00 as compared to $0.00 at July 31, 1999.

     In June 2000, the Company executed a promissory note in favor of TK in the principal amount of two hundred fifty thousand dollars ($250,000). The loan had a maturity date of August 31, 2000. In November 2000, both parties orally agreed to convert all outstanding principal and interest into 250,000 shares of the restricted Common Stock of the Company, although actual conversion has yet to take place and the agreement to convert has yet to be memorialized. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2000, the Company executed a promissory note in favor of TK in the principal amount of $110,000. The Company actually received $100,000, as $10,000 was deducted as an agent fee. The note bears interest at a rate of ten percent (10%) per annum and is for a term of one (1) year. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7.       Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by KPMG, LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Power Kiosks, Inc.

We have audited the accompanying consolidated balance sheets of Power Kiosks, Inc. (formerly Alternate Achievements, Inc.) (A Development Stage Enterprise) as at July 31, 1999 and 2000 and the related statements of operations, comprehensive loss, stockholders' deficiency and cash flows for the period from May 13, 1998 (inception) to July 31, 1998 and years ended July 31, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 1999 and 2000 and the results of its operations and its cash flows for the period and years then ended in conformity with generally accepted accounting principles in the United States.

Under date of May 3, 2000, we expressed an unqualified opinion on the Company's consolidated financial statements as at July 31, 1999 and for the year then ended. As discussed in note 2, subsequent to May 3, 2000, material adjustments have been reflected in the attached revised consolidated financial statements as at July 31, 1999 and for the year then ended. Because of the material effect of these adjustments, we hereby withdraw our report dated May 3, 2000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Chartered Accountants

Toronto, Canada
September 29, 2000

Power Kiosks, Inc.
(FORMERLY ALTERNATE ACHIEVEMENTS, INC.)
(A Development Stage Enterprise)

Consolidated Balance Sheets
(in U.S. dollars)

July 31, 1999 and 2000

-------------------------------------------------------- -------------------- ----------------
                                                                    1999                 2000
-------------------------------------------------------- -------------------- ----------------
                                                              (Restated)
Assets
Current assets:
     Investment tax credits receivable                   $        33,194      $        33,625
     Inventories (note 5)                                        342,944               40,965
     Miscellaneous receivable                                     26,347                1,528
     Prepaid expenses                                             13,450               42,190
     Deferred financing costs                                     58,753                    -
-------------------------------------------------------- -------------------- ----------------
     Total current assets                                        474,688              118,308

Property and equipment (note 6)                                    6,863              479,019

-------------------------------------------------------- -------------------- ----------------
Total assets                                             $       481,551      $       597,327
-------------------------------------------------------- -------------------- ----------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                   $        20,451      $        46,576
     Accounts payable                                             54,638              120,382
     Accrued liabilities                                          67,741              351,097
     Accrued salaries payable                                          -              148,890
     Accrued financing costs payable                                   -            1,012,500
     Loans payable (note 7)                                      663,878            1,377,942
     Due to shareholders (note 8)                                166,218              135,272
     Convertible notes (note 9)                                        -               40,350
-------------------------------------------------------- -------------------- ----------------
     Total current liabilities                                   972,926            3,233,009

Stockholders' deficiency:
     Capital stock (note 10):
         Authorized:
              50,000,000 $0.0001 par value common shares
                (1999 - 10,000,000)
              10,000,000 preferred shares (1999 - nil)
         Issued and outstanding:
              5,375,084 common shares (1999 - 1,390,000)             139                  538
              Nil preferred shares (1999 - nil)                        -                    -
     Contributed surplus                                         793,076            9,234,291
     Additional paid-in capital                                        -
     Deferred stock-based compensation                                 -           (4,388,125)
     Accumulated other comprehensive income (loss)               (20,910)              12,090
     Deficit accumulated during the development stage         (1,263,680)          (7,494,476)
-------------------------------------------------------- -------------------- ----------------
     Total stockholders' deficiency                             (491,375)          (2,635,682)

Going concern (note 1(b))
Commitments (note 16)
Subsequent events (note 17)

-------------------------------------------------------- -------------------- ----------------
Total liabilities and stockholders' deficiency           $       481,551      $       597,327
-------------------------------------------------------- -------------------- ----------------

                     See accompanying notes to consolidated
                             financial statements.
                                       F-2

Power Kiosks, Inc.
(FORMERLY ALTERNATE ACHIEVEMENTS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(in U.S. dollars)

Period from May 13, 1998  (inception)  to July 31, 1998 and years ended July 31,
1999 and 2000

--------------------------------------------------------- -------------------------------------------
                                            Period from                                 Period from
                                           May 13, 1998                               May 13, 1998
                                         (inception) to     Years ended July 31,     (inception) to
                                          July 31, 1998     1999       2000          July 31, 2000
----------------------------------------- --------------- ----------  -------------  ---------------
                                             (Restated)
Expenses:
     Sales and marketing                     $    3,436   $  323,017  $     595,443  $     921,896
     Research and development                    25,536      141,299        436,471        603,306
     General and administrative                       -      479,601      3,233,975      3,713,576
----------------------------------------- --------------- ----------- -------------  ---------------

Loss from operations                             28,972      943,917      4,265,889      5,238,778

Financing costs                                       -            -      1,793,165      1,793,165

Interest expense                                      -      290,791        171,742        462,533
----------------------------------------- --------------- ----------- -------------  ---------------

Loss before provision for income taxes           28,972    1,234,708      6,230,796      7,494,476

Provision for income  taxes                           -            -              -              -

----------------------------------------- --------------- ----------- -------------  ---------------
Loss for the period                          $   28,972   $1,234,708  $   6,230,796  $   7,494,476
----------------------------------------- --------------- ----------- -------------  ---------------

Basic and diluted loss
   per common share                          $        -   $     0.41  $     1.73

----------------------------------------- --------------- ----------- -------------  ---------------

Shares used in computing basic and
   diluted loss per common share              2,995,000    2,995,000     3,595,000
----------------------------------------- --------------- ----------- -------------  ---------------


                      See accompanying notes to consolidated
                             financial statements.
                                       F-3

Power Kiosks, Inc.
(FORMERLY ALTERNATE ACHIEVEMENTS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss
(in U.S. dollars)

Period from May 13, 1998  (inception)  to July 31, 1998 and years ended July 31,
1999 and 2000

---------------------------------------------------------------------------------    ---------------
                                        Period from                                  Period from
                                        May 13, 1998                                 May 13, 1998
                                        (inception) to    Years ended July 31,       (inception) to
                                        July 31, 1998   1999                2000     July 31, 2000
-------------------------------------   -------------  --------------------------    ---------------
                                         (Restated)
Loss for the period                     $   (28,972)   $ (1,234,708)  $(6,230,796)   $   (7,494,476)

Other comprehensive income (loss):
     Currency translation adjustment            880         (21,790)       33,000           12,090

-------------------------------------   -------------  ---------------------------   ---------------
Comprehensive loss                      $   (28,092)   $ (1,256,498)  $(6,197,796)   $   (7,482,386)
-------------------------------------   -------------  ---------------------------   ---------------


                     See accompanying notes to consolidated
                             financial statements.

Power Kiosks, Inc.
(FORMERLY ALTERNATE ACHIEVEMENTS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Deficiency
(in U.S. dollars)

Period from May 13, 1998  (inception)  to July 31, 1998 and years ended July 31,
1999 and 2000

--------------------------------------  --------------------------------------------------------------------------------------------
                                                                                          Accumulated        Deficit
                                                                                             other       accumulated
                                                            Deferred                      comprehensive   during the      Total
                                           Common shares    stock-based    Contributed      income       development   stockholders'
                                           Number  Amount   compensation    surplus          (loss)          stage     deficiency
--------------------------------------  --------- -------   ------------   ------------   -----------    -----------  --------------
Issued to founders,
   May 13, 1998 (inception)             1,024,450 $   102   $          -    $       (36)  $        -     $        -   $         66
Currency translation                            -       -              -              -          880              -            880
Loss for the period                             -       -              -              -            -        (28,972)       (28,972)
--------------------------------------  --------- -------   ------------   ------------   -----------    -----------  --------------

Balances, July 31, 1998                 1,024,450     102              -            (36)         880        (28,972)       (28,026)
Deferred stock-based
   compensation (note 10(b))
   (restated)                             245,550      25       (491,434)       491,409            -              -              -
Shares issued in exchange
   for financing services (note 10(c))
   (restated)                             120,000      12              -        301,703            -              -        301,715
Amortization of deferred
   stock-based compensation
   (restated)                                   -       -        491,434              -            -              -        491,434
Currency translation
   adjustment (restated)                        -       -              -              -      (21,790)             -        (21,790)
Loss for the period (restated)                  -       -              -              -            -      (1,234,708)    (1,234,708)
--------------------------------------  --------- -------   ------------   ------------   -----------    -----------   -------------

Balances, July 31, 1999 (restated)      1,390,000     139              -        793,076      (20,910)     (1,263,680)      (491,375)
Shares issued pursuant to
   reverse acquisition (note 3)         2,995,539     300              -           (300)           -              -              -
Contributed surplus
   (note 10(d))                                 -       -              -        194,849            -              -        194,849
Deferred stock-based
   compensation
   (note 10(f), (g) and (h))              450,000      45     (7,460,236)     7,475,918            -              -         15,727
Shares issued for cash,
   net of issue costs                     539,545      54              -        770,748            -              -        770,802
Amortization of deferred
   stock-based compensation                     -       -      3,072,111              -            -              -      3,072,111
Currency translation adjustment                 -       -              -              -       33,000              -         33,000
Loss for the period                             -       -              -              -            -      (6,230,796)    (6,230,796)

--------------------------------------  --------- -------   ------------   ------------   -----------    ------------  -------------
Balances, July 31, 2000                 5,375,084 $   538   $ (4,388,125)   $ 9,234,291   $   12,090     $(7,494,476)  $ (2,635,682)
--------------------------------------  --------- -------   ------------   ------------   -----------    ------------  -------------


                     See accompanying notes to consolidated
                             financial statements.
                                       F-5

Power Kiosks, Inc.
(FORMERLY ALTERNATE ACHIEVEMENTS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(in U.S. dollars)

Period from May 13, 1998  (inception)  to July 31, 1998 and years ended July 31,
1999 and 2000

-------------------------------------------       -----------------------------------------------------------------
                                                  Period from                                      Period from
                                                  May 13, 1998                                     May 13, 1998
                                                  (inception) to     Years ended July 31,          (inception) to
                                                  July 31, 1998   1999                2000         July 31, 2000
-------------------------------------------       -------------- -----------------------------   ------------------
                                                  (Restated)
Cash flows from operating activities:
     Loss for the period                          $      (28,972) $  (1,234,708) $  (6,230,796)  $  (7,494,476)
     Items not affecting cash:
         Amortization                                          -            308         57,481          57,789
         Accretion of interest on loan payable                 -        234,513              -         234,513
         Stock-based compensation expense                      -        479,601      3,388,007       3,867,608
         Accrued interest on loan payable                      -              -        192,934         192,934
     Change in operating assets and liabilities:
         Accounts receivable                                   -              -         26,961          26,961
         Investment tax credits receivable                     -        (33,105)             -         (33,105)
         Inventories                                           -       (342,020)        18,944        (323,076)
         Miscellaneous receivable                              -        (26,276)             -         (26,276)
         Prepaid expenses                                    (68)       (13,347)       (30,401)        (43,816)
         Accounts payable                                      -         54,491         65,698         120,189
         Accrued liabilities                                   -         67,559        285,353         352,912
         Accrued salaries                                      -              -        150,408         150,408
         Accrued finance costs payable                                               1,022,817       1,022,817
         Due to shareholders                              28,971        137,651        (17,527)        149,095
----------------------------------------------    -------------- --------------- -------------   -----------------
     Net cash flows used in operating activities             (69)      (675,333)    (1,070,121)     (1,745,523)

Cash flows from financing activities:
     Issuance of common shares, net of issue costs            69              -        770,748         770,817
     Increase (decrease) in bank indebtedness                  -         20,451        (26,125)         (5,674)
     Loan proceeds                                             -        678,426        519,701       1,198,127
     Issuance of convertible notes                             -              -         40,761          40,761
----------------------------------------------    -------------- --------------- -------------     ---------------
     Cash flows from financing activities                     69        698,877      1,305,085       2,004,031

Cash flows from investing activities:
     Purchase of property and equipment                        -         (7,153)      (243,749)       (250,902)
----------------------------------------------    -------------- --------------- --------------    ---------------
     Cash flows used in investing activities                   -         (7,153)      (243,749)       (250,902)

Effect of currency translation of cash balances                -        (16,391)         8,785          (7,606)
----------------------------------------------    -------------- --------------- --------------    ---------------

Increase in cash                                               -              -              -               -

Cash, beginning of period                                      -              -              -               -

----------------------------------------------    -------------- --------------- --------------     --------------
Cash, end of period                               $            -  $           -  $           -      $        -
----------------------------------------------    -------------- --------------- --------------     --------------

Supplemental cash flow information:
     Interest paid                                $            -  $           -  $           -      $        -
     Income taxes paid                                         -              -              -               -
----------------------------------------------    -------------- --------------- --------------     --------------

Supplemental cash flow disclosures (note 15):


                     See accompanying notes to consolidated
                             financial statements.
                                       F-6

Power Kiosks, Inc.
(FORMERLY ALTERNATE ACHIEVEMENTS, INC.)
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements (continued)
(in U.S. dollars)

Period from May 13, 1998 (inception) to July 31, 1998 and years ended July 31, 1999 and 2000


1.     General:


       (a) The Company:


          Power Kiosks, Inc. (formerly Alternate Achievements, Inc.) (the "Company") is currently in the development stage. Its activities primarily consist of the development and marketing of kiosk digital imaging systems.


           The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.


       (b) Going concern:


           The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $7,494,476 as at July 31, 2000 (1999 - $1,263,680). The
           Company has not generated revenues and management does not expect to commence generating revenues until 2001. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


           The continued application of the going concern concept is dependent on the Company's ability to obtain adequate sources of financing and to achieve a level of revenue sufficient to support the Company's operations. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.

2.     Revision and restatement of 1999 consolidated financial statements:


       On May 10, 1999, Power Photo entered into a loan agreement, as described in note 7 to the consolidated financial statements, and in connection with the loan, Power Photo issued 245,550 common shares to the lender. As a result, $240,300 of the loan proceeds, representing the fair value of the 245,550 common shares, was allocated to share capital, with the remainder of the proceeds reflected as loan payable. The calculation of the accretion of interest on the loan payable was based on the anticipated term of the loan, being August 1, 2000. Power Photo has determined that the calculation of the accretion of interest should have been based upon the contractual term of the loan which expired July 30, 1999. In addition, on July 27, 1999, Power Photo issued 30,000 common shares to the lender in consideration for the extension of the maturity date of the loan to August 31, 1999, which were not recorded in the financial statements. The financial statements have been restated to reflect the change in the calculation of interest expense and to reflect the issuance of the shares as a deferred financing cost to be amortized over the term of the extension.


       The impact of the restatement of the 1999 consolidated financial statements is an increased loss of $198,503, an increase in total current assets and total assets of $58,753 and an increase in total current liabilities of $199,038, for the year ended July 31, 1999, compared to the amount previously presented.


3.     Reverse acquisition:


       On February 23, 2000, the Company entered into an agreement for the exchange of common stock with Power Photo Kiosks Inc. ("Power Photo"), a Canadian corporation. Under the terms of the agreement, the Company issued 2,995,539 common shares in exchange for all of the issued and outstanding shares (1,000,000 common shares) of Power Photo. At the time of the transaction, the Company had nominal net assets.

       As the former shareholders of Power Photo control the consolidated entity, the transaction has been accounted for as a reverse acquisition, whereby, notwithstanding the legal acquisition of Power Photo by the Company, the transaction has been accounted for as an acquisition of the Company by Power Photo on February 23, 2000. The consolidated financial statements of the combined entity are issued under the name of the legal parent but are considered the continuation of the financial statements of the legal subsidiary, Power Photo. As Power Photo was deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values. The Company has adopted the fiscal year end of Power Photo, being July 31. The comparative financial statements for the year ended July 31, 1999 and the period from May 13, 1998 (inception) to July 31, 1998 are those of Power Photo.


4.     Significant accounting policies:


       (a) Principles of consolidation:


           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Power Photo. All significant intercompany transactions and balances have been eliminated on consolidation.


       (b) Use of estimates:


           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the year. Actual results could differ from those estimates.


       (c) Inventories:


           Inventories are valued at the lower of cost and replacement cost with cost being determined on a first-in, first-out basis.

       (d) Property and equipment:


           Property  and  equipment  are  stated  at  cost,  net of  accumulated
           amortization   and  are   depreciated   over  their   useful   lives.
           Amortization is computed using the straight-line method as follows:

           Computer equipment.............................   20%
           Other equipment ...............................   10%
           Kiosk digital imaging systems..................   33%


           The Company regularly reviews the carrying values of its property and equipment by comparing the carrying amount of the asset to the expected future cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable, a write-down to fair market value is charged to the consolidated statements of operations.


           During the quarter ended July 31, 2000, the Company altered its business model from the sale of kiosk digital imaging systems to either rent or enter into profit-sharing arrangements for these systems; accordingly, the kiosk digital imaging systems are recorded as property and equipment and have been amortized commencing May 1, 2000, the beginning of the fourth quarter. Previously, these systems were recorded as inventories.


       (e) Deferred financing costs:


           The costs of extending the maturity date of financing obtained are deferred and amortized on a straight-line basis over the term of the extension period.

       (f) Stock-based compensation:


           The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board, Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between fair market value of a common share and the exercise price of the option. Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, in accordance with Financial Accounting Standards Board Interpretation No. 28.


       (g) Currency translation:


           Monetary assets and liabilities of the Company and of its wholly owned subsidiary, which is an integrated foreign operation, that are denominated in foreign currencies are translated into Canadian dollars (which is considered to be the functional currency) at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the historical exchange rate. Transactions included in operations are translated at the average rate for the period. Exchange gains and losses resulting from the translation of these foreign-denominated amounts are reflected in the consolidated statement of operations in the period in which they occur. As the Company's reporting currency is the U.S. dollar, the Company translates assets and liabilities denominated in Canadian dollars into U.S. dollars at the exchange rate prevailing at the balance sheet date, and the results of operations at the average rate for the period. Cumulative translation adjustments are included as a separate component of stockholders' deficiency within other comprehensive loss.

       (h) Research and development expenses:


           Research costs, other than capital expenditures, are expensed as incurred. Development costs are expensed as incurred unless they meet the criteria under generally accepted accounting principles for deferral and amortization. The Company has not deferred any such development costs to date. Research and development costs are reduced by related investment tax credits.


       (i) Investment tax credits:


           The Company is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Certain investment tax credits are fully refundable to the Company until such time as the Company loses its status as a Canadian-controlled private corporation, at which time, investment tax credits are available to be applied against future income tax liabilities, subject to a 10-year carryforward period. Investment tax credits are accounted for as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of long-term nature, provided that the Company has reasonable assurance that the tax credits will be realized.


       (j) Income taxes:


           Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

       (k) Loss per common share:


           Loss per common share has been calculated on the basis of earnings divided by the weighted average number of common shares outstanding during each year.


       (l) Comprehensive income:


           SFAS  No.  130,  "Reporting  Comprehensive  Income,"  issued  by  the
           Financial Accounting Standards Board establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions.


       (m) Fair values of financial assets and financial liabilities:


           The carrying values of miscellaneous receivable, bank indebtedness, accounts payable, accrued liabilities, accrued salaries payable, accrued financing costs payable and loans payable approximate their fair values due to the relatively short periods to maturity of the instruments. The fair value of the due to shareholders cannot be determined due to their related party nature and terms.


       (n) Recently issued accounting pronouncements:


          In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for the fiscal year ending July 31, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

           The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in December 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the guidance of SAB 101 to have a material effect on the consolidated financial statements.


5.     Inventories:

--------------------------------------------------------------------------
                                              1999                 2000
--------------------------------------------------------------------------
                                        (Restated)

Finished kiosks and work in process   $    283,991         $          -
Paper                                       58,953               40,965

--------------------------------------------------------------------------
                                      $    342,944         $     40,965
--------------------------------------------------------------------------


6.     Property and equipment:

-----------------------------------------------------------------
                                      1999                 2000
-----------------------------------------------------------------
                                (Restated)

Kiosk digital imaging systems    $       -         $    527,115
Computer equipment                   1,858                3,424
Other equipment                      5,314                5,381
-----------------------------------------------------------------
                                     7,172              535,920

Less accumulated amortization          309               56,901

-----------------------------------------------------------------
                                 $   6,863         $    479,019
-----------------------------------------------------------------


       Amortization of $57,491 was recorded during the year (1999 - $308).


       The kiosk digital imaging systems are pledged as security for a loan payable (note 7).

7.     Loans payable:

-------------------------------------------------------
                           1999                 2000
-------------------------------------------------------
                     (Restated)

Loan payable       $    663,878       $      941,492
Promissory note               -              245,460
Accrued interest              -              190,990

-------------------------------------------------------
                   $    663,878       $    1,377,942
-------------------------------------------------------


       The loan payable bears interest at the following rates: May 10, 1999 to July 30, 1999 - 12% per annum; July 30, 1999 to August 31, 1999 - $450 per day; subsequent to September 14, 1999 - $700 per day. The loan is secured by the kiosk digital imaging systems or any receivable from the sale of these systems. The original maturity date of the loan was July 30, 1999 and the maturity date was extended as described in note 10 and presently has no repayment terms. In connection with the loan, the Company issued 120,000 common shares of the Company to the lender. As a result, $240,300 of the loan proceeds, representing the fair value of the 120,000 common shares has been allocated to share capital, with the remainder of the proceeds reflected as loan payable. The loan payable is accreted to the principal amount of the loan of $949,282 (Cdn. $1.4 million) and the accretion is reflected as interest expense in the consolidated statements of operations for the year ended July 31, 1999.


       The promissory note bears interest at the rate of 10% per annum, and was due August 31, 2000.


8.     Due to shareholders:


       The amounts due to shareholders bear no interest and are unsecured. Terms of repayment have not been established.


9.     Convertible notes:


       During January 2000, the subsidiary, Power Photo, issued eight units, each consisting of a 12% convertible note due December 31, 2000 for total cash proceeds of Cdn. $60,000. Each unit is convertible at the option of the holder into 390 Class A common shares of Power Photo at the due date.

10.    Capital stock:


       (a) On February 22, 2000, the Company's shareholders authorized a 2.78-for-one stock split and 15,290,000 common shares were cancelled by the Company without consideration. As described in note 3, the Company entered into a reverse acquisition and issued 3 post-stock-split shares of the Company for every outstanding common share of Power Photo.


           All references to common shares, common shares outstanding, stock options and per share amounts in these financial statements have been restated to reflect the above transactions on a retroactive basis.


       (b) In May 1999, the Company issued 245,550 common shares of the Company to an officer and shareholder for nominal consideration. The Company recorded stock-based compensation of $491,434, representing the difference between the fair value of the common shares and the issue price.


       (c) On July 27, 1999, the Company issued 30,000 common shares to its lender in consideration for the extension of the maturity date of the loan described in note 7 from July 30, 1999 to August 31, 1999. The fair value of the shares issued has been recorded as a deferred financing cost which is amortized over the term of the extension period.


       (d) On September 14, 1999, two senior officers and shareholders of the Company transferred title to 90,000 common shares of the Company to the lender of the Company in consideration for the extension of the maturity date of the loan described in note 7 from August 31, 1999 to December 17, 1999. The fair value of the shares transferred has been recorded as contributed surplus and as a deferred financing cost which is amortized over the term of the extension period.

       (e) On January 12, 2000, a senior officer and shareholder of the Company transferred title to 45,000 common shares of the Company to the lender of the Company in consideration for the indefinite extension of the maturity date of the loan described in note 7. The fair value of the shares transferred has been recorded as contributed surplus and a financing cost.


       (f) On February 24, 2000, the Company issued 350,000 common shares for proceeds of $300,000, net of issue costs of $50,000. In connection with the share issuance, warrants were issued to acquire 300,000 common shares exercisable at a price of $0.01 per share. The warrants expire February 24, 2003. Deferred stock-based compensation of $525,000 has been recorded, representing the difference between fair value and the proceeds received.


       (g) During July 2000, the Company issued 120,000 common shares to a company controlled by two senior officers and shareholders of the Company as repayment of a loan payable of $15,727. Accordingly, the Company has recorded stock-based compensation of $639,955, representing the difference between the fair value of the common shares and that of the loan payable.


       (h) During July 2000, two senior officers and shareholders of the Company were awarded 330,000 shares of the Company upon signing of employment contracts. The terms of the employment contracts expire in June 2005. Accordingly, the Company has recorded stock-based compensation of $1,832,781, representing the difference between the fair value of the shares and the consideration received. In addition, during July 2000, the Company granted options to these officers to acquire 1,000,000 common shares of the Company with an exercise price of $1.00 per share vesting 20% per year. Deferred stock-based compensation of $4,462,500 has been recorded, representing the difference between the fair value of the shares and the exercise price of the options. There were no other options issued during the year.

           The weighted average grant date fair value of options outstanding at July 31, 2000 was $5.46 per share.


           The following options were outstanding as at July 31, 2000:

--------------------------------------------------------------------------------
                  Options outstanding                    Options exercisable
                                          Weighted
                                           average
                             Weighted    remaining                      Weighted
                              average  contractual                       average
                   Number    exercise         life    Exercisable       exercise
              outstanding       price       (year)        options          price
--------------------------------------------------------------------------------

Common shares   1,000,000   $    1.00            8   $          -   $          -
--------------------------------------------------------------------------------


           For purposes of computing pro forma loss and loss per share that would have resulted if the Company had accounted for its stock option awards under the fair value recognition provision of SFAS 123, "Accounting for Stock-Based Compensation," the fair value of each option grant is estimated on the date of grant using the fair value method with the following assumptions:

-------------------------------------------------------------

Volatility                      150%
Risk-free interest rate        5.86%
Dividend yield                     -
Expected life (years)              8

-------------------------------------------------------------

           The table below sets out the pro forma amounts of loss and loss per share that would have resulted if the Company had accounted for its stock options under the fair value recognition provisions of SFAS No. 123.

--------------------------------------------------------------------------------
                                 Period from
                                May 13, 1998
                              (inception) to             Years ended July 31,
                               July 31, 1998           1999               2000
--------------------------------------------------------------------------------
                                                    (Restated)

Loss for the period:
     As reported                $     28,972      $  1,234,708     $  6,230,796
     Pro forma                        28,972         1,234,708        6,244,796
--------------------------------------------------------------------------------

Basic loss per common share:
     As reported                $          -      $       0.41     $       1.73
     Pro forma                             -              0.41             1.74
--------------------------------------------------------------------------------

11.    Provision for income taxes:


       The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before provision for income taxes. The sources and tax effects of the differences are as follows:

--------------------------------------------------------------------------------
                                                      1999              2000
--------------------------------------------------------------------------------
                                                    (Restated)

Basic rate applied to loss before provision
  for income taxes                                 $ (538,333)     $(2,616,000)
Adjustments resulting from:
    Stock-based compensation not deducted for tax     206,228        1,195,000
    Non-deductible interest and financing costs       102,524          752,000
    Other                                              (1,048)         (10,000)
Change in valuation allowance                         230,629          679,000

--------------------------------------------------------------------------------
Provision for income taxes                         $        -      $         -
--------------------------------------------------------------------------------


       Significant components of the Company's deferred tax assets are as follows:

--------------------------------------------------------------------------------
                                                  1999                 2000
--------------------------------------------------------------------------------
                                            (Restated)
Deferred tax asset:
    Benefit of net operating losses
       carried forward                   $     243,087        $     900,000
    Amortization                                     -               22,000

--------------------------------------------------------------------------------

Deferred tax asset                       $     243,087        $     922,000
Less valuation allowance                       243,087              922,000

--------------------------------------------------------------------------------
                                         $           -        $           -
--------------------------------------------------------------------------------

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. Due to the uncertainties related to the industry in which the Company operates and its history of losses, the tax benefit of the above carried forward loss amounts has been completely offset by a valuation allowance.


       At July 31, 2000, the Company has net operating losses for Canadian income tax purposes of approximately $1,685,000, which will expire during 2005 to 2007.


12.    Related party transactions:


       During the year, the Company made payments of $26,000 (1999 - nil) to a corporation owned by two senior officers of the Company for management services.


13.    Segmented information:


       The Company currently operates in one operating segment being the development and marketing of kiosk digital imaging systems. All of the Company's long-lived assets are located in Canada. The Company does not have any significant concentrations of credit risk.

14.    Supplemental cash flow disclosures:

--------------------------------------------------------------------------------
                                       Period from
                                      May 13, 1998
                                    (inception) to
                                          July 31,          Years ended July 31,
                                              1998       1999               2000
--------------------------------------------------------------------------------
                                                        (Restated)

Deferred stock-based compensation    $     -           $ 491,434      $7,460,236
Shares issued as settlement of
  loan payable                             -               -              15,414
Inventory reclassified to property
  and equipment                            -               -             290,608

--------------------------------------------------------------------------------


15.    Loss per share:


       Due to the loss for all the periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per common share.


16.    Commitments:


       (a) The Company has entered into various licensing agreements that provide for royalty payments of between 5% and 10% of net revenue, and minimum royalty payments over the terms of the agreements as follows:

     --------------------------------------

           2001           $     219,000
           2002                 295,000
           2003                  20,000
           2004                   5,000

     --------------------------------------
                          $     539,000
     --------------------------------------

        (b) The Company is committed to the following payments for leased premises:

         --------------------------------------

               2001         $      82,000
               2002                88,000
               2003                81,000

         --------------------------------------
                            $     251,000
         --------------------------------------


17.    Subsequent events:


       (a) Subsequent to year end, the Company issued 20,000 common shares in exchange for investor consulting services pursuant to a consulting agreement expiring in February 2001.


       (b) Subsequent to year end, the Board of Directors approved the issuance of 300,000 common shares of the Company to two directors of the Company for no consideration and warrants to acquire 200,000 common shares of the Company with an exercise price of $1.00 per share. The warrants vest over a period of three years.


       (c) Subsequent to year end, the Board of Directors approved the issuance of 120,000 common shares of the Company to two senior officers and directors of the Company for no consideration.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company currently uses the accounting firm of KPMG, LLP. Their address is Youge Corporate Centre, 4120 Yonge Street, Suite 500, North York, Ontario M2P 2B8. There have been no disagreements on accounting and financial disclosure with KPMG, LLP to date.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

       (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                           Age          Position(s) with Company

Ronald Terry Cooke              54          President and Chairman

Allan Turowetz                  52          Vice President and Director

Jean Arthur Beliveau            69          Director

June Nichols Sweeney            64          Director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

     Ronald Terry Cooke, age 54, is the President and Chairman of the Board. Mr. Cooke has a Master of Business Administration degree from McMaster University and two undergraduate degrees from the University of Waterloo. He is the co-founder of The Nack Company Ltd., which recently introduced a revolutionary and highly acclaimed new utility knife to the North American marketplace. From 1988 to 1997, Mr. Cooke was the Executive Vice- President of Sony of Canada Ltd., responsible for maximizing revenues through effective fiscal and operation management, planning and administration. He has also held senior positions with Alexander Proudfoot and the Canadian Imperial Bank of Commerce. From 1967 to 1985, he worked with Shell Canada and Shell Canada Resources, holding increasingly senior positions, including Senior Advisor, Business Development.

     Allan Turowetz, age 52, is the Executive Vice President and Director of the Company. Mr. Turowetz is a corporate consulting specialist, sociologist, author and former professor of The Sociology of Sports at Concordia University. He has a Masters degree in Sociology from McGill University and an undergraduate degree from Sir George Williams University. Over the past 15 years, Mr. Turowetz provided corporate training and team building seminars to numerous Fortune 100 companies, including AT&T, Sony and Toshiba. From 1990 to 1997, he was President of Team Building Associates. He has also had an academic career, including 21 years as Sessional Professor of Sociology at Condordia University and 14 years a Professor of Sociology at Dawson College.

     Jean Arthur Beliveau, age 69, is a Director of the Company. Mr. Beliveau played centerman for the Montreal Canadiens for close to twenty (20) seasons, achieving impressive statistical records that stood for many years. Mr. Beliveau went on to a twenty two (22) year career as the Canadiens' Senior Vice President of Corporate Affairs. Mr. Beliveau is also the author of "My Life in Hockey", the story of his career and his philosophy of winning through teamwork.

     June Nichols Sweeney, age 64, is a Director of the Company. Ms. Sweeney currently sits on the board of American Enterprise.com Corp. and has sat on the boards of Georgia Certified Development Corp., and TransMillenial Resource Corp. From 1980-1992, Ms. Sweeney held positions with the US Small Business Administration (SBA), rising from Special Assistant to the Regional Administrator, to Regional Administrator for Region IV, and finally serving as the Deputy Administrator during the Bush Administration. Ms. Sweeney's public service includes serving as Advisory Committee Member to the Export-Import Bank
(1996), Advisory Council Member to the National Council of Women Advisors to Congress (1995-1997) and Civic Leader Representative to the United States Strategic Command (1995). Awards include the "Power of One" Award presented by Senator Paul Coverdale (1998), Presidential Commendation and the Presidential Quality and Management Improvement Award from President George Bush, and the Small Business Administrations Administrator's Award, Performance Awards (10 years) and Achievement Award.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.     Executive Compensation



                                                   Annual                       LT
                                 Annual            Comp           Annual        Comp            LT
Name and                         Comp              Bonus          Comp          Rest            Comp        LTIP          All Other
Post                        Year Salary                ($)        Other         Stock           Options     Payouts
-----------------        ------- --------------    ----------     ---------     ------------    ----------  ----------  ------------
Ronald Terry             1998
Cooke (1) (2)            1999
(5) (7)                  2000    $120,000                                                       100,000
Allan                    1998
Turowetz (1)             1999
(3) (4) (5) (7)          2000    $100,000                                                       100,000
Jean Arthur              1998
Beliveau (6)             1999
                         2000                                                   200,000         100,000
June Nichols             1998
Sweeney (6)              1999
                         2000                                                   100,000         100,000

(1) In February 2000, the Company, PPK and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company. Of the 2,995,539 shares issued, Ronald Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition. For such offering, the Company relied upon the 506 Exemption, Section 451.802(19) of the Michigan Code and no state exemption for the shares issued to Bahamian or Canadian residents.

     Simultaneously with the closing of the Agreement, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement and tendered his shares (13,900,000) for cancellation. 1,390,000 additional shares were also cancelled in connection with the Agreement. Ronald Terry Cooke and Allan Turowetz were elected to serve on the Board. The Board subsequently appointed Ronald Terry Cooke as Chairman of the Board and President and Allan Turowetz as the Vice-President of the Company. The Company also announced approval of an amendment to its Articles of Incorporation changing the name of the Company from Alternate Achievements, Inc. to Power Kiosks, Inc. See
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(2) In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is One Hundred and Twenty Thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's Common Stock, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In July 2000, the Company entered into an employment agreement with Allan Turowetz, to employ him as Vice President of the Company. The term of the agreement is for a period of five (5) years, beginning July 2000. Mr. Turowetz's initial basic compensation is One Hundred Thousand dollars ($100,000) per year. Such salary will be reviewed as appropriate by the Board and may be increased in the Board's sole discretion based upon performance. Mr. Turowetz received a signing bonus of one hundred and five thousand (105,000) shares of the Company's Common Stock, which was registered pursuant to a Registration Statement filed on Form S-8 in August 2000, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Turowetz has the option to purchase up to a total of 100,000 shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Turowetz will have five
(5) years after the shares are vested to  exercise  the  options.  See Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its Common Stock to Allan Turowetz, the Company's current Vice-President and Director. See
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In August 2000, the Company issued 120,000 shares of its restricted Common Stock to Team Power Enterprises Incorporated, which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its Common Stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. See Part III, Item 11. "Security Ownership of
Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(7) In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 60,000 shares of the Company's Common Stock have been issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 580,000 shares registered pursuant to such Registration Statement have yet to be issued. See
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of November 7, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of                               Title of         Amount and Nature of            Percent of
Beneficial Owner                                  Class             Beneficial Owner (1)              Class
------------------------------                    -----------    --------------------------        ----------
Ronald Terry Cooke (2)                            Common                    541,700 (D)              28 %
(5) (8) (11)                                      Common                  1,103,146 (I)
                                                                             60,000 (I)

Allan Turowetz           (2)                      Common                    165,000 (D)              21.8%
(6) (7) (8) (11)                                  Common                  1,103,146 (I)
                                                                             60,000 (I)

Jean Arthur Beliveau (9)                          Common                    200,000 (D)               3.3%


June Nichols Sweeney (9)                          Common        100,000 (D)                        1.6%

Thomson Kernaghan & Co., Ltd (3)                  Common        350,000                            5.7%

Thomson Kernaghan & Co. Ltd. (4)                  Promissory    $250,000                             -
                                                  Note
Thomson Kernaghan & Co. Ltd (10)                  Promissory    $100,000                             -
                                                  Note
All Executive Officers and
Directors as a Group
[four (4) persons]                                Common        3,332,992                           54.7%
----------


(1)    The  address  for  each of the  above  is c/o  Power  Kiosks,  Inc.,  181
       Whitehall Drive, Markham, Ontario, Canada L3R 9T1, except for Thomas Kernaghan & Co. Ltd, whose address is 365 Bay Street, 10th Floor, Toronto, Ontario M5H 2V2.

(2) In February 2000, the Company, PPK and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company. Of the 2,995,539 shares issued, Ronald Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition. For such offering, the Company relied upon the 506 Exemption, Section 451.802(19) of the Michigan Code and no state exemption for the shares issued to Bahamian or Canadian residents.

     Simultaneously with the closing of the Agreement, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement and tendered his shares (13,900,000) for cancellation. 1,390,000 additional shares were also cancelled in connection with the Agreement. Ronald Terry Cooke and Allan Turowetz were elected to serve on the Board. The Board subsequently appointed Ronald Terry Cooke as Chairman of the Board and President and Allan Turowetz as the Vice-President of the Company. The Company also announced approval of an amendment to its Articles of Incorporation changing the name of the Company from Alternate Achievements, Inc. to Power Kiosks, Inc. See
Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In February 2000, the Company sold 350,000 shares of its Common Stock to one
(1) investor for $350,000.  The Company actually received  $300,000,  as $35,000 was deducted as an agent fee and $15,000 was deducted for legal fees. The Company also issued warrants to purchase an additional 300,000 shares exercisable at a price of $0.01 per share for a period of three (3) years in connection with such sale. Both the shares and the shares underlying the warrants carry mandatory registration rights.

     Since February, both parties have verbally agreed to modify the agreement, such that 390,000 shares will be sold rather than 350,000 shares for $390,000 rather than $350,000, with the warrants and the costs remaining the same. Although the verbal agreement has yet to be memorialized, proceeds for the full amount has been received by the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In June 2000, the Company executed a promissory note in favor of TK in the principal amount of two hundred fifty thousand dollars ($250,000). The loan had a maturity date of August 31, 2000. In November 2000, both parties orally agreed to convert all outstanding principal and interest into 250,000 shares of the restricted Common Stock of the Company, although actual conversion has yet to take place and the agreement to convert has yet to be memorialized. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is One Hundred and Twenty Thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's Common Stock, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. See Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In July 2000, the Company entered into an employment agreement with Allan Turowetz, to employ him as Vice President of the Company. The term of the agreement is for a period of five (5) years, beginning July 2000. Mr. Turowetz's initial basic compensation is One Hundred Thousand dollars ($100,000) per year. Such salary will be reviewed as appropriate by the Board and may be increased in the Board's sole discretion based upon performance. Mr. Turowetz received a signing bonus of one hundred and five thousand (105,000) shares of the Company's Common Stock, which was registered pursuant to a Registration Statement filed on Form S-8 in August 2000, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Turowetz has the option to purchase up to a total of 100,000 shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Turowetz will have five
(5) years after the shares are vested to  exercise  the  options.  See Part III,
Item 12. "Certain Relationships and Related Transactions".

(7) In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its Common Stock to Allan Turowetz, the Company's current Vice-President and Director. See
Part III, Item 12. "Certain Relationships and Related Transactions".

(8) In August 2000, the Company issued 120,000 shares of its restricted Common Stock to Team Power Enterprises Incorporated, which is beneficially owned by both Ronald Terry Cooke, the Company's current

President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. The shares are allocated in the amount of 60,000 shares each as an indirect beneficial ownership. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada. See Part III, Item 12. "Certain Relationships and Related Transactions".

(9) In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its Common Stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. See Part III, Item 12. "Certain Relationships and Related Transactions".

(10) In October 2000, the Company executed a promissory note in favor of TK in the principal amount of $110,000. The Company actually received $100,000, as $10,000 was deducted as an agent fee. The note bears interest at a rate of ten percent (10%) per annum and is for a term of one (1) year. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item
12. "Certain Relationships and Related Transactions".

(11) In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 60,000 shares of the Company's Common Stock have been issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 580,000 shares registered pursuant to such Registration Statement have yet to be issued. See Part III, Item 12. "Certain Relationships and Related Transactions".

     There are no arrangements which may result in the change of control of the Company.


Item 12.     Certain Relationships and Related Transactions

     In June 1998, Team Power Enterprises, Inc., as tenant, signed a Lease Agreement with Bruce N. Huntley Contracting Limited, as landlord. Team Power Enterprises, Inc. is beneficially owned by Ronald Terry Cooke, the Company's President and Chairman, and Allan Turowetz, the Company's Vice President and Director. The lease is for the property located at 181 Whitehall Drive, Unit 1, in Markham, Ontario, which serves as the Company's headquarters. The lease term began July 1998 and is for a period of five (5) years. The rents to be paid are as follows: From July 1, 1998 through June 30, 1999 the rental amount is $9,235.41 monthly; from July 1, 1999 through June 30, 2000 the rental amount is $10,075 monthly; and from July 1, 2001 through June 30, 2003 the rental amount is $10,914.58 monthly.

     In January 2000, PPK, prior to its acquisition by the Company, entered into negotiations with Remington regarding a share exchange, whereby PPK would be acquired in a reverse acquisition by Remington in exchange for shares in Remington. Rhonda brokered the deal, which was never consummated. Since that time, Rhonda has made certain claims to PPK regarding monies and time expended on PPK's behalf. In August 2000, the Company agreed to pay Rhonda $25,000 and to issue Rhonda 225,000 shares of its restricted Common Stock in exchange for a general release in favor of both PPK and the Company. Although all parties have agreed to the terms of the settlement, it has yet to be memorialized. The Company has issued the 225,000 shares, which are being held by the Company pending full and final settlement of the matter. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Rhonda is located in Canada.

     In February 2000, the Company, PPK and the Holders consummated the Agreement. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of PPK in exchange for 3,000,000 shares (only 2,995,539 shares were actually issued due to rounding) of Common Stock of the Company. Of the 2,995,539 shares issued, Ronald Terry Cooke is the beneficial owner of 1,359,846 shares and Allan Turowetz is the beneficial owner of 1,103,146 shares. The reorganization was accounted for as a reverse acquisition. For such offering, the Company relied upon the 506 Exemption, Section 451.802(19) of the Michigan Code and no state exemption for the shares issued to Bahamian or Canadian residents.

     Simultaneously with the closing of the Agreement, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement and tendered his shares (13,900,000) for cancellation. 1,390,000 additional shares were also cancelled in connection with the Agreement. Ronald Terry Cooke and Allan Turowetz were elected to serve on the Board. The Board subsequently appointed Ronald Terry Cooke as Chairman of the Board and President and Allan Turowetz as the Vice-President of the Company. The Company also announced approval of an amendment to its Articles of Incorporation changing the name of the Company from Alternate Achievements, Inc. to Power Kiosks, Inc.

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

     Since February, both parties have verbally agreed to modify the agreement, such that 390,000 shares will be sold rather than 350,000 shares for $390,000 rather than $350,000, with the warrants and the costs remaining the same. Although the verbal agreement has yet to be memorialized, proceeds for the full amount has been received by the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada.

     Since April 2000, the Company sold 237,924 shares of its Common Stock to twenty five (25) investors for a total of $594,862.27. For such offering, the Company relied upon the 506 Exemption, Section 49:3-50(b)(9) of the New Jersey Code and Section 211(b) of the Pennsylvania Code. No state exemption was necessary for purchases by Canadian residents.

     In June 2000, the Company executed a promissory note in favor of TK in the principal amount of two hundred fifty thousand dollars ($250,000). The loan had a maturity date of August 31, 2000. In November 2000, both parties orally agreed to convert all outstanding principal and interest into 250,000 shares of the restricted Common Stock of the Company, although actual conversion has yet to take place and the agreement to convert has yet to be memorialized. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada.

     In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is One Hundred and Twenty Thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's Common Stock, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options.

     In July 2000, the Company entered into an employment agreement with Allan Turowetz, to employ him as Vice President of the Company. The term of the agreement is for a period of five (5) years, beginning July 2000. Mr. Turowetz's initial basic compensation is One Hundred Thousand dollars ($100,000) per year. Such salary will be reviewed as appropriate by the Board and may be increased in the Board's sole discretion based upon performance. Mr. Turowetz received a signing bonus of one hundred and five thousand (105,000) shares of the Company's Common Stock, which was registered pursuant to a Registration Statement filed on Form S-8 in August 2000, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Turowetz has the option to purchase up to a total of 100,000 shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Turowetz will have five
(5) years after the shares are vested to exercise the options.

     In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its Common Stock to Allan Turowetz, the Company's current Vice-President and Director.

     In August 2000, the Company issued 120,000 shares of its restricted Common Stock to Team Power Enterprises Incorporated, which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada.

     In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its Common Stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident.

     In October 2000, the Company executed a promissory note in favor of TK in the principal amount of $110,000. The Company actually received $100,000, as $10,000 was deducted as an agent fee. The note bears interest at a rate of ten percent (10%) per annum and is for a term of one (1) year. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada.

     In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 60,000 shares of the Company's Common Stock have been issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 580,000 shares registered pursuant to such Registration Statement have yet to be issued.

Item 13.     Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.              Exhibit Name
--------------           ---------------------

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

4.2          [5]   Loan Agreement between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated May 1999.

4.3          [5]   Loan Extension between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated July 1999.

4.4          [5]   Loan Extension between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated September
                   1999.

4.5          [5]   Common Stock Purchase Agreement with Thomson Kernaghan & Co., Ltd., as Agent dated
                   February 2000.

4.6          *     Promissory Note by the Company in favor of Thomson Kernaghan & Co., Ltd. dated June 5,
                   2000.

4.7          *     Promissory Note by the Company in favor of Thomson Kernaghan & Co., Ltd. dated October
                   26, 2000.

                                    35


5.1          [6]   Opinion of Mintmire & Associates.

5.2          [8]   Opinion of Mintmire & Associates.

10.1         [5]   Revised Licensing Agreement between Power Photo Enterprises, Inc. and Licensing Resource
                   Group, Inc. dated October 1998.

10.2         [5]   Licensing Agreement between Power Photo Enterprises, Inc. and Titan Sports, Inc. dated
                   October 1998.

10.3         [5]   Master Merchandising License Agreement between Power Photo Kiosks, Inc. and Universal
                   Studios Licensing, Inc. dated September 1999.

10.4         [5]   Teaming Agreement between Power Photo Kiosks, Inc., Sybase Canada Limited, Advanced
                   Kiosk Services, Inc. and Integrated Kiosks, Inc. dated November 1999.

10.5         [5]   License Agreement between Power Photo Kiosks, Inc. and The Ohio State University dated
                   February 2000.

10.6         [5]   Manufacturing Agreement between Power Photo Kiosks, Inc. and Integrated Kiosk, Inc. dated
                   May 1999.

10.7         [6]   Power Kiosks, Inc.  Year 2000 Consultant Stock Compensation Plan

10.8         [8]   Power Kiosks, Inc. Year 2000 Supplemental Employee/Consultant Stock Compensation Plan.

10.9         *     Lease Agreement between Team Power Enterprises, Inc. and Bruce N. Huntley Contracting
                   Limted, dated July 1, 1998.

10.10        *     Financial Consulting and Services Agreement between the Company and Discovery Enterprises,
                   Inc. d/b/a Discovery Financial, Inc. dated August 23, 2000.

10.11        *     Teaming Agreement between Power Photo Kiosks, Inc. and Mattel Canada, Inc. dated
                   September 18, 2000.

10.12        *     Co-Marketing and Sponsorship Agreement between the Company, PACEL Corp. and Child
                   Watch of North America dated October 11, 2000.

10.13        *     Letter of Intent between Power Photo Kiosks, Inc. and Groome Capital. Com, Inc. dated October
                   12, 2000.

10.14        *     Employment Agreement between Power Kiosks, Inc. and Ronald Terry Cooke, dated July 2000.

10.15        *     Employment Agreement between Power Kiosks, Inc. and Allan Turowetz, dated July 2000.


16.1         [4]   Letter on change of certifying accountant.

16.2         [4]   Letter dated May 1, 2000 from Dorra Shaw & Dugan.

23.1         [6]   Consent of KPMG, LLP.

23.2         [6]   Consent of Mintmire & Associates (contained  in  the opinion filed as Exhibit 5.1)

23.3         [8]   Consent of KPMG, LLP.

23.4         [8]   Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.2).

27.1         *     Financial Data Schedule.

99.1         [4]   Board Resolution dated May 1, 2000 authorizing change in fiscal year of the Company to July 31.

99.2         [7]   The accountant's statement required by Rule 12b-25(c)
------------------------------------------------

[1]    Previously filed with the Company's registration on Form 10SB.

[2] Previously filed with the Company's report on Form 8K filed March 9, 2000.

[3] Previously filed with the Company's report on Form 10QSB for the period ending February 29, 2000.

[4] Previously filed with the Company's report on Form 8KA1 filed May 2, 2000.

[5] Previously filed with the Company's report on Form 10QSB for the period ending April 30, 2000.

[6] Previously filed with the Company's Registration Statement on Form S-8 filed August 2, 2000.

[7] Previously filed with the Company's 12b-25 NT filed on October 30, 2000.

[8] Previously filed with the Company's Registration Statement on Form S-8 filed November 1, 2000.

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

The Company filed a report on Form 8KA3 on October 31, 2000 for the purpose of providing adjusted financial statements and pro forma financial information for Power Photo Kiosks, Inc., a Canadian corporation, as required by Item 7 of Form 8-K.

                                                           SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Power Kiosks, Inc.
                                (Registrant)

Date: Nov. 10, 2000          By: /s/ Ronald Terry Cooke
                                ------------------------------------------------
                                Ronald Terry Cooke, President and Chairman

                               By: /s/ Allan Turowetz
                                ------------------------------------------------
                                Allan Turowetz, Vice President and Director

                               By: /s/ Jean Arthur Beliveau
                               -------------------------------------------------
                               Jean Arthur Beliveau, Director

                               By: /s/ June Nichols Sweeney
                               -------------------------------------------------
                               June Nichols Sweeney, Director


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                       Title                              Date

/s/ Ronald Terry Cooke          President and Chairman             Nov. 10, 2000
-----------------------
Ronald Terry Cooke

/s/ Allan Turowetz              Vice President and Director        Nov. 10, 2000
-----------------------
Allan Turowetz

/s/ Jean Arthur Beliveau        Director                           Nov. 10, 2000
------------------------
Jean Arthur Beliveau

/s/ June Nichols Sweeney        Director                           Nov. 10, 2000
------------------------
June Nichols Sweeney