Form 10QSB
period 2000-10-31
POWER KIOSKS INC
filed 2000-12-15
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2000

Commission File No.: 0-27769


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

           As of October 31, 2000, there were 5,668,483 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.              Financial Statements


Power Kiosks, Inc.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. dollars)

------------------------------------------------------------------ --------------    --------------
                                                                      July 31,         October 31,
                                                                        2000              2000
------------------------------------------------------------------ --------------    --------------
                                                                        (Audited)       (Unaudited)
Assets

Current assets:
     Investment tax credits receivable                             $       33,625    $       32,648
     Inventories                                                           40,965            44,916
     Miscellaneous receivable                                               1,528               980
     Prepaid expenses                                                      42,190               653
     Deferred financing costs                                                   -           109,200
------------------------------------------------------------------ --------------    --------------
     Total current assets                                                 118,308           188,397

Property and equipment                                                    479,019           558,544

------------------------------------------------------------------ --------------    --------------
Total assets                                                       $      597,327    $      746,941
------------------------------------------------------------------ --------------    --------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                             $       46,576    $      125,724
     Accounts payable                                                     120,382           157,232
     Accrued liabilities                                                  351,097           498,628
     Accrued salaries payable                                             148,890           144,563
     Accrued financing costs payable                                    1,012,500                 -
     Loans payable                                                      1,377,942         1,369,889
     Due to stockholders                                                  135,272           216,703
     Convertible notes                                                     40,350            39,177
------------------------------------------------------------------ --------------    --------------
     Total current liabilities                                          3,233,009         2,551,916

Stockholders' deficiency:
     Capital stock:
         Authorized:
         50,000,000 $0.0001 par value common shares
         (July 31, 2000 - 50,000,000) 10,000,000
         preferred  shares (July 31, 2000 - 10,000,000)
         Issued and outstanding:
              6,128,684 common shares (July 31, 2000 - 5,375,084)             538               613
     Contributed surplus                                                9,234,291        13,369,916
     Warrants                                                                   -         1,110,000
     Deferred stock-based compensation                                 (4,388,125)       (5,244,167)
     Accumulated other comprehensive income (loss)                         12,090            52,905
     Deficit accumulated during the development stage                  (7,494,476)      (11,094,242)
------------------------------------------------------------------ ---------------   ---------------
     Total stockholders' deficiency                                    (2,635,682)       (1,804,975)

------------------------------------------------------------------ ---------------   ---------------
Total liabilities and stockholders' deficiency                     $      597,327    $      746,941
------------------------------------------------------------------ ---------------   ---------------

          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

------------------------------------------------------ -----------------------------------------------------
                                                                  Three months ended          Period from
                                                                      October 31,             inception to
                                                        ---------------------------------      October 31,
                                                               1999              2000              2000
------------------------------------------------------ ------------------ ---------------- -------------------
Expenses:
     Sales and marketing                               $       20,196     $        75,462  $        997,358
     Research and development                                  73,913             146,707           750,013
     General and administrative                               222,926           3,329,287         7,042,863
------------------------------------------------------ ------------------ ---------------- -------------------

Loss from operations                                         (317,035)         (3,551,456)       (8,790,234)

Financing costs                                               110,054                   -         1,793,165

Interest expense                                               47,597              48,310           510,843
------------------------------------------------------ ------------------ ---------------- -------------------

Loss before provision for income taxes                       (474,686)         (3,599,766)      (11,094,242)

Provision for income taxes                                          -                   -                 -

------------------------------------------------------ ------------------ ---------------- -------------------
Loss for the period                                    $     (474,686)    $    (3,599,766) $    (11,094,242)
------------------------------------------------------ ------------------ ---------------- -------------------

Basic and diluted loss per common share                $         0.16     $          0.65
                                                       ==============     ===============

Shares used in computing basic and
   diluted loss per common share                            2,995,000           5,549,500

------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                                Period from
                                                                  Three months ended           inception to
                                                                      October 31,               October 31,
                                                       ----------------------------------
                                                                 1999                2000              2000
------------------------------------------------------ ------------------ ---------------- ----------------
Loss for the period                                    $     (474,686)    $    (3,599,766) $    (11,094,242)

Other comprehensive gain:
     Currency translation adjustment                            3,022              40,815            52,905

------------------------------------------------------ ------------------ ---------------- ----------------
Comprehensive loss                                     $     (471,664)    $    (3,558,951) $    (11,041,337)
------------------------------------------------------ ------------------ ---------------- ----------------


          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                  Three months ended         Period from
                                                                      October 31,             inception to
                                                         --------------------------------    October 31,
                                                              1999              2000              2000
------------------------------------------------------  ----------------- ---------------- -----------------
Cash provided by (used in):

Operating activities:
     Loss for the period                                $  (474,686)      $  (3,599,766)   $  (11,094,242)
     Items not affecting cash:
         Amortization                                             -              43,847           101,636
         Accretion of interest on loan payable                    -                   -           234,513
         Financing costs                                    110,054                   -           192,934
         Stock-based compensation expense                         -           3,006,891         6,874,499
     Change in operating assets and liabilities:
         Accounts receivable                                      -                   -            26,961
         Investment tax credits receivable                        -                   -           (33,105)
         Inventories                                        (18,382)             (5,275)         (328,351)
         Miscellaneous receivable                             4,353                   -           (26,276)
         Prepaid expenses                                         -              41,352            (2,464)
         Accounts payable                                   315,139              41,907           162,096
         Accrued liabilities                                      -             160,519           513,431
         Accrued salaries payable                                 -                   -           150,408
         Accrued financing costs payable                          -                   -         1,022,817
         Due to stockholders                                 57,234              87,566           236,661
------------------------------------------------------  ----------------- ---------------- -----------------
     Net cash flows used in operating activities             (6,288)           (222,959)       (1,968,482)

Financing activities:
     Issuance of common shares, net of issue costs                -             221,500           992,317
     Increase in bank indebtedness                           17,121              79,147            73,473
     Proceeds from loans payable                                  -              32,821         1,230,948
     Issuance of convertible notes                                -                   -            40,761
------------------------------------------------------  ----------------- ---------------- -----------------
     Net cash flows from financing activities                17,121             333,468         2,337,499

Investing activities:
     Purchase of property and equipment                           -            (139,707)         (390,609)
------------------------------------------------------  ----------------- ---------------- -----------------
     Net cash flows used in investing activities                  -            (139,707)         (390,609)

Effect of currency translation of cash balances             (10,833)             29,198            21,592

------------------------------------------------------  ----------------- ---------------- -----------------
Increase in cash, being cash, end of period             $         -       $           -    $            -
------------------------------------------------------  ----------------- ---------------- -----------------

Supplemental cash flow information:
     Interest paid                                      $         -       $           -    $            -
     Income taxes paid                                            -                   -                 -

------------------------------------------------------  ----------------- ---------------- -----------------

Supplemental disclosure of non-cash financing and
investing activities:
  Deferred stock-based compensation                     $         -       $   4,012,200    $   11,472,436
  Shares issued for settlement of accrued liabilities             -           1,012,500         1,012,500
  Shares issued as settlement of loan payable                     -                   -            15,414
  Inventories reclassified to property and equipment              -                   -           290,608

------------------------------------------------------  ----------------- ---------------- -----------------


          See accompanying notes to consolidated financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------


1.     Basis of presentation:


       The unaudited consolidated financial statements have been prepared by Power Kiosks, Inc. (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending July 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended July 31, 2000 included in Form 10-K.


2.     Going concern:


       The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $11,094,242 as at October 31, 2000. The Company has not generated revenue and management does not expect to commence generating revenue until 2001. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Power Kiosks, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------


3.     Stockholders' deficiency:


       (a) During August 2000, the Company issued 20,000 common shares in exchange for investor consulting services pursuant to a consulting agreement expiring in February 2001. Deferred financing expenses of $109,200 have been recorded, representing the difference between the fair value of the common shares issued and the issue price. The deferred financing expenses will be offset against funds raised in the future or expensed on the expiry of the agreement during February 2001.


       (b) During September 2000, the Company issued 300,000 common shares to directors of the Company for no consideration and warrants to acquire 200,000 common shares of the Company with an exercise price of $1 per share. The warrants vest on a quarterly basis commencing May 1, 2001 to May 1, 2002 and expire during September 2003.


           The Company recorded stock-based compensation of $1,995,000, representing the difference between the fair value of the common shares and the issue price. The Company recorded deferred stock-based compensation of $1,110,000 for the warrants granted, representing the difference between the fair value of the common shares and the issue price.


       (c) During September 2000, two senior officers and shareholders of the Company were awarded 120,000 common shares of the Company for services provided in securing contracts for the Company. The Company recorded stock-based compensation of $798,000, representing the difference between the fair value of the common shares and the issue price.


       (d) During October 2000, the Company issued 225,000 common shares as settlement for amounts due of $1,012,500 to a former supplier.


       (e) During the quarter ended October 31, 2000, the Company issued 88,600 common shares at $2.50 per share for proceeds of $221,500.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------


3.     Stockholders' deficiency (continued):


       (f) Stock compensation plan:


           During October 2000, the Company's stock compensation plan (the "Plan") was established for the benefit of the employees and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the Plan is 700,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority.


           As at October 31, 2000, the Company issued 200,000 warrants (note 3(b)) and no options under this Plan.


4.     Recent account pronouncements:


       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, recently amended, is effective for the fiscal year ending July 31, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.


       On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
       Statements" ("SAB 101"). SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the guidance of SAB 101 to have a material effect on its financial statements.


       In March 2000, the Financial Accounting Standards Board issued Interpretation No 44 "Accounting for Certain Transactions Involving Stock Compensation"("FIN No. 44").This interpretation clarifies the application of Accounting Principles Board Opinion No 25 "Accounting for Stock Issued to Employees," with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. The Company does not expect FIN No. 44 to have a material effect on its financial statements.

Power Kiosks, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------


5.     Subsequent event:


       On November 21, 2000, the Company issued 580,000 common shares to consultants as consideration for legal and consulting services provided to the Company.

Item 2.    Management's Discussion and Analysis

General

           Power Kiosks, Inc. f/k/a Alternate Achievements, Inc. f/k/a Global Corporate Quality, Inc., a Florida corporation of which Power Photo Kiosks, Inc., a Canadian corporation ("PPK") is a wholly-owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

           In January 2000, PPK, prior to its acquisition by the Company, entered into negotiations with Remington Financial Group, Inc., a Wyoming corporation ("Remington") regarding a share exchange, whereby PPK would be acquired in a reverse acquisition by Remington in exchange for shares in Remington. Rhonda Networks, Inc., an Alberta Business corporation ("Rhonda") brokered the deal, which was never consummated. Since that time, Rhonda has made certain claims to PPK regarding monies and time expended on PPK's behalf. In August 2000, the Company agreed to pay Rhonda $25,000 and to issue Rhonda 225,000 shares of its restricted Common Stock with piggy back registration rights in exchange for a general release in favor of both PPK and the Company. The Company issued the 225,000 shares in October 2000. For such offering, the Company relied upon the 506 Exemption and no state exemption, since Rhonda is located in Canada.

           Since April 2000, the Company sold 278,344 shares of its Common Stock to twenty nine (29) investors for a total of $655,362.27. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code,
Section 49:3-50(b)(9) of the New Jersey Code and Section 211(b) of the Pennsylvania Code. No state exemption was necessary for purchases by Canadian residents.

           The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

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

           In June 2000, the Company executed a promissory note in favor of Thomson Kernaghan & Co., Ltd., a Bermuda corporation ("TK") in the principal amount of two hundred fifty thousand dollars ($250,000). The loan had a maturity date of August 31, 2000. In December 2000, TK converted all outstanding principal and interest into 250,000 shares of the restricted Common Stock of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada.

           In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is One Hundred and Twenty Thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's Common Stock, which were actually issued in August 2000, as well as a Seventy Five Thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted Common Stock annually, which options are exercisable at a price of $1.00 per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as Mr. Cooke is a Canadian resident.

           In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its Common Stock to Allan Turowetz, the Company's current Vice-President and Director.

           In August 2000, the Company issued 120,000 shares of its restricted Common Stock to Team Power Enterprises Incorporated ("TPE"), which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice- President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada.

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

           The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

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

           In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 60,000 shares of the Company's Common Stock have been issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 290,000 shares were issued each to Donald F. Mintmire, legal counsel to the Company and Noreen Wilson, a consultant to the Company.

           In November 2000, the Company sold 100,000 shares of its restricted Common Stock to EIG Capital Investments, Ltd., a Bermuda limited partnership, for $200,000. Additionally, the Company issued warrants to purchase an additional 125,000 shares of its restricted Common Stock at an exercise price of $0.0001 per share, which are exercisable for a period of three (3) years. The shares of stock sold as well as the warrant shares carry mandatory registration rights. If the registration statement is not declared effective with 210 days of execution of the original agreement, the Company must pay a cash penalty of $4,000 per month until the registration is declared effective. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as the purchaser is a foreign entity.

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

           Results of Operations -For the Three Months Ending October 31, 1999 and October 31, 2000

Financial Condition, Capital Resources and Liquidity

           For the 1st quarter ended October 31, 1999 and 2000 the Company recorded no revenues. For the first quarter ended October 31, 1999 and 2000 the Company had general and administrative expenses of $222,926 and $3,329,287. This increase of $3,106,361 was due to primarily to stock- based compensation expense.

           For the 1st quarter ended October 31, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $317,035 and $3,551,456.

Net Losses

           For the 1st quarter ended October 31, 1999, 2000, the Company reported a net loss from operations of $317,035 and $3,551,456 respectively.

           The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $11,094,242 as of October 31, 2000. The Company has not generated revenues and management does not expect to commence generating revenues until 2001. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

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

           None

Item 3.Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending October 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.          Exhibit Name
-----------          ------------------
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

4.2        [5]       Loan Agreement between Power Photo Kiosks, Inc. and MLIC Holdings, Inc.
                     dated May 1999.

4.3        [5]       Loan Extension between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated
                     July 1999.

4.4        [5]       Loan Extension between Power Photo Kiosks, Inc. and MLIC Holdings, Inc. dated
                     September 1999.

4.5        [5]       Common Stock Purchase Agreement with Thomson Kernaghan & Co., Ltd., as
                     Agent dated February 2000.

4.6        [9]       Promissory Note by the Company in favor of Thomson Kernaghan & Co., Ltd.
                     dated June 5, 2000.

4.7        [9]       Promissory Note by the Company in favor of Thomson Kernaghan & Co., Ltd.
                     dated October 26, 2000.

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

10.5       [5]       License Agreement between Power Photo Kiosks, Inc. and The Ohio State
                     University dated February 2000.

10.6       [5]       Manufacturing Agreement between Power Photo Kiosks, Inc. and Integrated
                     Kiosk, Inc. dated May 1999.

10.7       [6]       Power Kiosks, Inc.  Year 2000 Consultant Stock Compensation Plan

10.8       [8]       Power Kiosks, Inc. Year 2000 Supplemental Employee/Consultant Stock
                     Compensation Plan.

10.9       [9]       Lease Agreement between Team Power Enterprises, Inc. and Bruce N. Huntley
                     Contracting Limted, dated July 1, 1998.

10.10      [9]       Financial Consulting and Services Agreement between the Company and
                     Discovery Enterprises, Inc. d/b/a Discovery Financial, Inc. dated August 23, 2000.

10.11      [9]       Teaming Agreement between Power Photo Kiosks, Inc. and Mattel Canada, Inc.
                     dated September 18, 2000.

10.12      [9]       Co-Marketing and Sponsorship Agreement between the Company, PACEL Corp.
                     and Child Watch of North America dated October 11, 2000.

10.13      [9]       Letter of Intent between Power Photo Kiosks, Inc. and Groome Capital. Com, Inc.
                     dated October 12, 2000.

10.14      [9]       Employment Agreement between Power Kiosks, Inc. and Ronald Terry Cooke, dated July 2000.

10.15      [9]       Employment Agreement between Power Kiosks, Inc. and Allan Turowetz, dated
                     July 2000.

10.16      *         Common Stock Purchase Agreement between the Company and EIG Capital
                     Investments, Ltd. dated November 9, 2000.

10.17      *         Registration Rights Agreement between the Company and EIG Capital
                     Investments, Ltd. dated November 9, 2000.

10.18      *         Purchaser's Warrant in the name of EIG Capital Investments, Ltd. dated November
                     9, 2000.

10.19      *         Agent's Warrant in the name of EIG Capital Management, Ltd. dated November 9,
                     2000.

10.20      *         Conversion of Note by the Company in favor of Thomson Kernaghan & Co., Ltd.
                     in the principal amount of $250,000 dated June 5, 2000.

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

[9] Previously filed with the Company's Annual Report on Form 10KSB filed November 14, 2000.

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

                                           Power Kiosks, Inc.
                                           (Registrant)

December 6, 2000                           /s/ Ronald Terry Cooke
                                           ---------------------------------
                                           Ronald Terry Cooke
                                           Chairman and President

                                           /s/ Allan Turowetz
                                           ---------------------------------
                                            Allan Turowetz
                                            Vice President and Director

                                           /s/ Jean Arthur Beliveau
                                           ---------------------------------
                                           Jean Arthur Beliveau
                                           Director

                                           /s/ June Nichols Sweeney
                                           ---------------------------------
                                           June Nichols Sweeney
                                           Director