Form 10QSB
period 2001-01-31
POWER INTERACTIVE MEDIA INC
filed 2001-03-26
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2001

Commission File No.: 0-27769
                          Power Interactive Media, Inc.
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

         As of January 31, 2001, there were 7,093,183 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets
(Expressed in U.S. dollars)
------------------------------------------------------------------------------------------------------------
                                                                         July 31, 2000      January 31, 2001
------------------------------------------------------------------------------------------------------------
Assets                                                                     (Audited)           (Unaudited)
------------------------------------------------------------------------------------------------------------
Current assets:
       Investment tax credits receivable                                $           33,625 $         33,270
       Inventories                                                                  40,965           63,280
       Miscellaneous receivable                                                      1,528              999
       Prepaid expenses                                                             42,190              665
       ---------------------------------------------------------------- ------------------ ----------------
       Total current assets                                                        118,308           98,214
Property and equipment                                                             479,019          574,990
----------------------------------------------------------------------- ------------------ ----------------
Total assets                                                            $          597,327 $        673,204
======================================================================= ================== ================
Liabilities and Stockholders' Deficiency
Current liabilities:
       Bank indebtedness                                                $           46,576 $         35,178
       Accounts payable                                                            120,382          547,598
       Accrued liabilities                                                         351,097           91,544
       Accrued salaries payable                                                    148,890          147,319
       Accrued financing costs payable (note 3)                                  1,012,500          184,000
       Loans payable                                                             1,377,942        1,305,058
       Due to shareholders                                                         135,272          400,685
       Convertible notes                                                            40,350           39,924
       ---------------------------------------------------------------- ------------------ ----------------
       Total current liabilities                                                 3,233,009        2,751,306
Stockholders' deficiency:
       Capital stock:
            Authorized:
              50,000,000 $0.0001 par value common shares (July
              31, 2000 - 50,000,000)  10,000,000 preferred shares
              (July 31, 2000 - 10,000,000)
            Issued and outstanding:
              7,120,584 common shares (July 31, 2000 - 5,375,084)                      538              712
       Contributed surplus                                                       9,234,291       16,923,843
       Warrants issued                                                                   -        1,110,000
       Deferred stock-based compensation                                       (4,388,125)      (4,928,542)
       Accumulated other comprehensive income (loss)                                12,090         (33,408)
       Deficit accumulated during the development stage                        (7,494,476)     (15,150,707)
       ---------------------------------------------------------------- ------------------ ----------------
       Total stockholders' deficiency                                          (2,635,682)      (2,078,102)
------ ---------------------------------------------------------------- ------------------ ----------------
Total liabilities and stockholders' deficiency                          $          597,327 $        673,204
======================================================================= ================== ================

          See accompanying notes to consolidated financial statements.

POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

                                                               Three months ended          Six months ended        Period from
                                                                  January 31,                 January 31,          inception to
                                                        ------------------------------  ------------------------   January 31,
                                                           2000         2001           2000           2001           2001
-----------------------------------------------------  -------------- -------------  ------------ -------------- ---------------
Expenses:
     Sales and marketing                                $     115,719 $      16,254  $     31,344 $       91,716 $     1,013,612
     Research and development                                       -       228,672        24,561        375,379         978,685
     General and administrative                                23,865     1,540,836       400,714      4,870,123       8,583,699
-----------------------------------------------------  -------------- -------------  ------------ -------------- ---------------
Loss from operations                                         (139,584)   (1,785,762)     (456,619)    (5,337,218)    (10,575,996)
Financing costs                                               145,602     2,235,080       255,656      2,235,080       4,028,245
Interest expense                                               33,208        35,623        80,805         83,933         546,466
-----------------------------------------------------  -------------- -------------  ------------ -------------- ---------------
Loss for the period                                     $    (318,394)$  (4,056,465) $   (793,080)$   (7,656,231)$   (15,150,707)
=====================================================  ============== =============  ============ ============== ===============

Basic and diluted loss per common share                 $       (0.11)$       (0.61) $      (0.26)$        (1.27)
=====================================================  ============== =============  ============ ============== ===============

Shares used in computing basic and diluted loss
per common share                                            2,995,000     6,650,000     2,995,000      6,041,000
=====================================================  ============== =============  ============ ============== ===============




          See accompanying notes to consolidated financial statements.

POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

                                                    Three months ended           Six months ended            Period from
                                                       January 31,                   January 31,             inception to
                                             -----------------------------   --------------------------      January 31,
                                                2000           2001            2000             2001             2001
-------------------------------------------  ------------- ---------------   -----------   -------------   --------------
Loss for the period                          $    (318,394)$    (4,056,465)  $  (793,080)  $  (7,656,231)  $  (15,150,707)
Other comprehensive loss:
     Currency translation adjustment               (34,138)        (86,313)      (31,116)        (45,498)         (33,408)
-------------------------------------------  ------------- ---------------   -----------   -------------   --------------
Comprehensive loss                           $    (352,532)$    (4,142,778)  $  (824,196)  $  (7,701,729)  $  (15,184,115)
===========================================  ============= ===============   ===========   =============   ==============




          See accompanying notes to consolidated financial statements.

POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

                                                               Three months ended          Six months ended           Period from
                                                                  January 31,                 January 31,            inception to
                                                        ---------------------------   ------------------------        January 31,
                                                           2000         2001             2000           2001           2001
-----------------------------------------------------  -------------- -------------   ------------  -----------      ---------------
Cash provided by (used in):
Operating activities:
    Loss for the period                                  $   (318,394) $  (4,056,465) $   (793,080) $    (7,656,231) $  (15,150,707)
Items not affecting cash:
       Amortization                                             4,699         43,737         4,899           87,584         145,373
       Accretion of interest on loan payable                        -              -             -                -         234,513
       Accrued interest                                             -         83,933             -           83,933         276,867
       Stock-based compensation expense                             -      3,751,417             -        6,758,308      10,625,916
       Financing charge                                       166,444              -       255,656                -               -
Change in operating assets and liabilities:
       Investment tax credits receivable                            -              -             -                -         (33,105)
       Inventories                                           (122,357)       (17,042)     (140,739)         (22,315)        (63,280)
       Miscellaneous receivable                                (2,313)              -        2,040                -               -
       Prepaid expenses and deposits                            9,682            173         9,682           41,525          (2,291)
       Accounts payable                                       (57,220)       385,510       257,919          427,217         547,406
       Accrued liabilities                                     99,918       (354,270)       99,318        (193,553)         159,359
       Accrued salaries payable                                     -              -             -                -         150,408
       Accrued finance costs payable                                -              -             -                -       1,022,817
       Due to shareholders                                          -        177,847        57,888          265,413         414,508
    -  ------------------------------------------------  ------------  ------------- -------------  ---------------  ---------------
Net cash flows from (used in) operating activities           (219,541)         14,840     (246,417)        (208,119)     (1,672,216)
Financing activities:
       Issuance of common shares                                    -        334,750             -          556,250        1,327,067
       Decrease in bank indebtedness                          (30,825)       (90,545)      (13,704)         (11,398)        (17,072)
       Loan (repayment) proceeds                              270,856       (150,638)      270,856         (117,817)       1,080,310
       Issuance of convertible notes                           40,742              -        40,742                -          40,761
       ------------------------------------------------  ------------ -------------- -------------  ---------------  ---------------
       Net cash flows from financing activities               280,773         93,567       297,894          427,035        2,431,066
    Investing activities:
       Purchase of property and equipment                     (51,643)       (49,158)      (51,643)        (188,865)       (721,878)
       ------------------------------------------------  ------------ -------------- -------------  ---------------  ---------------
       Cash flows used in investing activities                (51,643)       (49,158)      (51,643)        (188,865)       (721,878)
    Effect of currency translation of  cash balances           (9,589)       (59,249)          166          (30,051)        (36,972)
    ---------------------------------------------------  ------------ -------------- -------------  ---------------  ---------------
    Increase in cash, being cash,  end of period         $          - $            - $           -  $             -  $            -
    ===================================================  ============ ============== =============  ===============  ===============
Supplemental cash flow information:
    =
    Interest paid                                        $          - $         -    $           -  $             -  $            -
    Income taxes paid
Supplemental disclosure of non-cash financing and
investing activities:                                               -              -             -                -               -
Deferred stock-based compensation                                   -              -             -        7,460,236       7,460,236
Shares issued for settlement of accrued liabilities                 -         97,000             -           97,000       1,109,500
Shares issued as settlement of loan payable                         -         39,000             -           39,000          54,414



          See accompanying notes to consolidated financial statements.

POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED)

1.   Basis of presentation:

     The unaudited consolidated financial statements have been prepared by Power Kiosks, Inc. (formerly Alternate Achievements, Inc.) (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending July 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended July 31, 2000.

2.   Going concern:

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $15,150,707 as at January 31, 2001. The Company has not generated significant revenues and management does not expect to commence generating revenues until customers are secured and financing can be obtained to fund the manufacture and distribution of the kiosks. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

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

     (b) During September 2000, the Company issued 300,000 common shares to directors of the Company for no consideration and warrants to acquire 200,000 common shares of the Company with an exercise price of $1 per share. The warrants vest on a quarterly basis commencing May 1, 2001 and expire during September 2003.

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

POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

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

          As at January 31, 2001, the Company issued 200,000 warrants (note 3(b)) and no options under this Plan.

     (g) On November 21, 2000, the Company issued 580,000 common shares to consultants as consideration for legal and consulting services provided to the Company and as settlement of an accrued liability of $66,000. The Company has recorded stock- based compensation in the amount of $2,136,000 representing the difference between the fair value of the common shares and the accrued liability.

     (h) During November 2000, the Company entered into an agreement to obtain financing services for a three-month period ended February 15, 2001. Under the agreement, the Company is committed to the issuance of 40,882 common shares, and accordingly, the Company has recorded stock based compensation of $184,000 representing the difference between the fair value of the common shares and the nil issue price. The amount was recorded as financing costs and recorded as accrued financing costs payable.

     (i) During December 2000, the Company issued 250,000 common shares as settlement of a loan payable of $39,000, accordingly, the Company has recorded stock-based compensation in the amount of $838,500 representing the difference between the fair value of the common shares and the loan payable.

     (j) During the three months ended January 31, 2001, the Company issued 161,900 common shares for cash proceeds of $334,750. In connection with the issuance of 100,000 of these common shares, warrants were issued to acquire 125,000 common shares at $.01 per share for a period of three years.

POWER INTERACTIVE MEDIA INC.
(FORMERLY POWER KIOSKS, INC.)
(A DEVELOPMENT STAGE ENTERPRISE)

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

Item 2.           Management's Discussion and Analysis

General

     Power Interactive Media, Inc. f/k/a Power Kiosks, Inc. f/k/a Alternate Achievements, Inc. f/k/a Global Corporate Quality, Inc., a Florida corporation of which Power Photo Kiosks, Inc., a Canadian corporation ("PPK") is a wholly-owned subsidiary (collectively the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

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

     In November 2000, the Company entered into a consulting services agreement with World of Internet.com AG, a German corporation to provide corporate financial and investment advisory services, specifically focusing on European markets. The term of the agreement is until three (3) months from the date the Company's corporate profile is posted on www.stockreporter.de. The Company was required to pay an engagement fee of $173,750 or 40,882 shares of the Company's free trading Common Stock which has been registered with the SEC.

     In November 2000, PPK entered into a letter of intent with Playtime Entertainment, Inc. and KRI Canada Ltd. to develop, deploy and operate a kiosk network of five to ten (5-10) kiosk units for a period of three (3) months beginning December 15, 2000. The network is to serve as a pilot to test viability in a shopping mall environment for entertainment purposes. A profit sharing arrangement has also been agreed to.

     In January 2001, PPK entered into an installation agreement with Clark Memorial Hospital ("CMH") to install one (1) photo kiosk at the hospital in the maternity wing. PPK is to provide all service and support. PPK and CMH have agreed to share revenues generated by the unit. The agreement is for a period of three (3) years, although either party may terminate with ten (10) days notice.

     In March 2001, the Company changed its name to Power Interactive Media, Inc. Management believed that its old name limited people's perception of the Company to a kiosk designer and distributor. The new name better reflects the Company's desire to be a full service interactive media provider.

     During this fiscal quarter, the Company sold 50,500 shares of its Common Stock to seven (7) investors for a total of $126,250. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because all purchases were made by Canadian residents.

Discussion and Analysis

     The Company, Power Interactive Media, Inc. is a Florida chartered corporation which conducts business from its headquarters in Markham, Ontario, Canada. The Company was incorporated in September1994, as Global Corporate Quality, Inc., changed its name to Alternate Achievements, Inc. in October 1999 and to Power Kiosks, Inc. in February 2000 in connection with the Agreement. At such time, it acquired 100% of the issued and outstanding shares of the Common Stock of PPK, in a reverse merger.

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

     Results of Operations - For the Three Months Ending January 31, 2000 and January 31, 2001

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter ended January 31, 2000 and 2001 the Company recorded no revenues. For the 2nd quarter ended January 31, 2000 and 2001 the Company had general and administrative expenses of $23,865 and $1,540,836. This increase of $1,516,971 was due to primarily to professional fees, amortization of options and executive salaries.

     For the 2nd quarter ended  January 31, 2000 and 2001,  the Company had on a
consolidated   unaudited  basis  total   operating   expenses  of  $139,584  and
$1,785,762.

Net Losses

     For the 2nd quarter ended January 31, 2000 and 2001, the Company reported a net loss from operations of $139,584 and $1,785,762 respectively.

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $15,150,707 as of January 31, 2001. The Company has not generated revenues and management does not expect to commence generating revenues until late 2001. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

     The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.

Employees

     At January 31, 2001, the Company employed eleven (11) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

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

         None

Item 3.Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending January 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
------------      ---------------------

3(i).1   [1]      Articles of Incorporation filed September 9, 1994.

3(i).2   [1]      Articles of Amendment filed October 1, 1999.

3(i).3   [3]      Articles of Amendment filed March 2, 2000.

3(i).4   *        Articles of Amendment filed March 1, 2001.

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

10.5     [5]      License Agreement between Power Photo Kiosks, Inc. and The Ohio State University
                  dated February 2000.

10.6     [5]      Manufacturing Agreement between Power Photo Kiosks, Inc. and Integrated Kiosk,
                  Inc. dated May 1999.

10.7     [6]      Power Kiosks, Inc.  Year 2000 Consultant Stock Compensation Plan

10.8     [8]      Power Kiosks, Inc. Year 2000 Supplemental Employee/Consultant Stock
                  Compensation Plan.

10.9     [9]      Lease Agreement between Team Power Enterprises, Inc. and Bruce N. Huntley
                  Contracting Limited, dated July 1, 1998.

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

10.12    [9]      Co-Marketing and Sponsorship Agreement between the Company, PACEL Corp. and
                  Child Watch of North America dated October 11, 2000.

10.13    [9]      Letter of Intent between Power Photo Kiosks, Inc. and Groome Capital. Com, Inc.
                  dated October 12, 2000.

10.14    [9]      Employment Agreement between Power Kiosks, Inc. and Ronald Terry Cooke, dated
                  July 2000.

10.15    [9]      Employment Agreement between Power Kiosks, Inc. and Allan Turowetz, dated July
                  2000.

10.16    [10]     Common Stock Purchase Agreement between the Company and EIG Capital
                  Investments, Ltd. dated November 9, 2000.

10.17    [10]     Registration Rights Agreement between the Company and EIG Capital Investments,
                  Ltd. dated November 9, 2000.

10.18    [10]     Purchaser's Warrant in the name of EIG Capital Investments, Ltd. dated November
                  9, 2000.

10.19    [10]     Agent's Warrant in the name of EIG Capital Management, Ltd. dated November 9,
                  2000.

10.20    [10]     Conversion of Note by the Company in favor of Thomson Kernaghan & Co., Ltd. in the principal amount of $250,000 dated June 5, 2000.

10.21    *        Consulting  Services Agreement between the Company and World of Internet.com AG dated November 15, 2000.

10.22    *        Installation Agreement between Power Photo Kiosks, Inc. and Clark Memorial
                  Hospital dated January 15, 2001.

10.23    *        Letter of Intent between Power Photo Kiosks, Inc., Playtime Entertainment, Inc. and
                  KRI Canada Ltd. dated November 21, 2000.

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

[6] Previously filed with the Company's Registration Statement on Form S-8 filed August 2, 2000.

[7]  Previously filed with the Company's 12b-25 NT filed on October 30, 2000.

[8] Previously filed with the Company's Registration Statement on Form S-8 filed November 1, 2000.

[9] Previously filed with the Company's Annual Report on Form 10KSB filed November 14, 2000.

[10] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     December 15, 2000.

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

                                 Power Interactive Media, Inc.
                                 (Registrant)

March 23, 2001                   /s/ Ronald Terry Cooke
                                 ---------------------------------
                                 Ronald Terry Cooke
                                 Chairman and President

                                 /s/ Allan Turowetz
                                 ---------------------------------
                                 Allan Turowetz
                                 Vice President and Director

                                 /s/ Jean Arthur Beliveau
                                 ----------------------------------
                                 Jean Arthur Beliveau
                                 Director

                                 /s/ June Nichols Sweeney
                                 -----------------------------------
                                 June Nichols Sweeney
                                 Director