Form 10QSB
period 2001-04-30
POWER INTERACTIVE MEDIA INC
filed 2001-06-19
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2001

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

                                       N/A
                           --------------------------
   (Former name, address and former fiscal year, if changed since last report)

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

                        Yes  X           No
                            ----            ----

     As of April 30, 2001, there were 7,945,183 shares of voting stock of the registrant issued and outstanding. 142,000 shares included in the above figure have yet to be issued by the Company's transfer agent pending receipt of signed subscription agreements from the subscribers. Pursuant to an April 15, 2001 meeting of the Board of Directors, an additional 1,140,000 shares have been authorized to be issued and 420,000 shares are to be canceled and are included in the above figure, although certificates have yet to be printed by the Company's transfer agent. Additionally, 22,000 shares not included in the above figure were committed to for after the period end.

                                     PART I

Item 1. Financial Statements

Power Interactive Media Inc.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(Expressed in U.S. dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                 July 31,            April 30,
                                                                                     2000                 2001
---------------------------------------------------------------------------------------------------------------
                                                                                (Audited)          (Unaudited)
Assets

Current assets:
     Investment tax credits receivable                                    $        33,625     $         32,445
     Inventories                                                                   40,965               32,510
     Miscellaneous receivable                                                       1,528                  974
     Prepaid expenses                                                              42,190                  649
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                         118,308               66,578

Property and equipment                                                            479,019              487,096

---------------------------------------------------------------------------------------------------------------
Total assets                                                              $       597,327     $        553,674
---------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                                    $        46,576     $         16,768
     Accounts payable                                                             120,382              549,833
     Accrued liabilities                                                          351,097              153,349
     Accrued salaries payable                                                     148,890                    -
     Accrued financing costs payable                                            1,012,500                    -
     Accrued legal expense                                                              -              105,000
     Loans payable                                                              1,377,942            1,206,305
     Due to shareholders                                                          135,272              883,641
     Convertible notes                                                             40,350               38,934
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                  3,233,009            2,953,830

Stockholders' deficiency:
     Capital stock:
         Authorized:
              50,000,000 $0.0001 par value common
                shares (July 31, 2000 - 50,000,000)
              10,000,000 preferred shares
                (July 31, 2000 - 10,000,000)
         Issued and outstanding:
              7,252,584 common shares
                (July 31, 2000 - 5,375,083)                                           538                  725
     Contributed surplus                                                        9,234,291           17,262,138
     Warrants issued                                                                    -            1,118,200
     Deferred stock-based compensation                                         (4,388,125)          (4,654,740)
     Accumulated other comprehensive income (loss)                                 12,090              (35,221)
     Deficit accumulated during the development stage                          (7,494,476)         (16,091,258)
---------------------------------------------------------------------------------------------------------------
     Total stockholders' deficiency                                            (2,635,682)          (2,400,156)

Going concern
Commitments
Subsequent events

---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                            $       597,327     $        553,674
---------------------------------------------------------------------------------------------------------------

                See accompanying notes to condensed consolidated
                             financial statements.

Power Interactive Media Inc.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                            Three months ended              Nine months ended     inception to
                                                 April 30,                      April 30,            April 30,
                                      --------------------------   ----------------------------
                                             2000           2001            2000           2001           2001
---------------------------------------------------------------------------------------------------------------
Sales                                 $         -    $    28,908   $           -   $     28,908  $      28,908

Cost of sales                                   -         52,023               -         52,023         52,023
---------------------------------------------------------------------------------------------------------------

Gross loss                                      -        (23,115)              -        (23,115)       (23,115)

Expenses:
     Sales and marketing                  209,094        103,883         656,789        195,599      1,117,495
     Research and development                   -        145,333           9,035        520,712      1,124,018
     General and administrative                 -        812,487               -      5,682,610      9,396,186
---------------------------------------------------------------------------------------------------------------
     Total expenses                       209,094      1,061,703         665,824      6,398,921     11,637,699
---------------------------------------------------------------------------------------------------------------

Loss from operations                     (209,094)    (1,084,818)       (665,824)    (6,422,036)   (11,660,814)

Financing costs (income)                  521,780       (182,222)        775,173      2,052,858      3,846,023
Interest expense                           43,153         37,955         123,942        121,888        584,421
---------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes   (774,027)      (940,551)     (1,564,939)    (8,596,782)   (16,091,258)

Provision for income taxes                      -              -               -              -              -

---------------------------------------------------------------------------------------------------------------
Loss for the period                   $  (774,027)   $  (940,551)  $  (1,564,939)  $ (8,596,782) $ (16,091,258)
---------------------------------------------------------------------------------------------------------------

Basic and diluted loss per
   common share                       $    (0.18)    $    (0.13)   $      (0.45)   $     (1.33)
                                      ==========     ==========    ============    ===========

Shares used in computing basic and
   diluted loss per common share        4,295,872      7,164,600       3,440,284      6,448,300

---------------------------------------------------------------------------------------------------------------


                See accompanying notes to condensed consolidated
                             financial statements.

Power Interactive Media Inc.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                            Three months ended              Nine months ended     inception to
                                                 April 30,                      April 30,            April 30,
                                      --------------------------   ----------------------------
                                             2000           2001            2000           2001           2001
---------------------------------------------------------------------------------------------------------------
Loss for the period                   $  (774,027)   $  (940,551)  $  (1,564,939)  $ (8,596,782) $ (16,091,258)

Other comprehensive loss (gain):
     Currency translation adjustment       18,582         (1,813)        (12,531)       (47,311)       (35,221)

---------------------------------------------------------------------------------------------------------------
Comprehensive loss                    $  (755,445)   $  (942,364)  $  (1,577,470)  $ (8,644,093) $ (16,126,479)
---------------------------------------------------------------------------------------------------------------


                See accompanying notes to condensed consolidated
                             financial statements.

Power Interactive Media Inc.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                            Three months ended              Nine months ended     inception to
                                                 April 30,                      April 30,            April 30,
                                      --------------------------  -----------------------------
                                             2000           2001            2000           2001           2001
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Loss for the period              $  (774,027)   $  (940,551) $   (1,564,939)  $ (8,596,782) $ (16,091,258)
     Items not affecting cash:
         Amortization                       4,123         43,806           9,014        131,390        189,179
         Accrued interest on loan
           payable                              -         40,881               -              -              -
         Accretion of interest
           on loan payable                      -              -         775,173              -        234,513
         Financing costs                  521,780         37,200               -         37,200         37,200
         Accrued interest                       -              -               -        124,814        317,748
         Stock-based
           compensation
           expense                              -        522,616               -      7,280,924     11,148,532
     Change in operating
       assets and liabilities:
         Investment tax
           credits receivable                   -              -               -              -        (33,105)
         Inventories                       10,533         29,201        (130,672)         6,886        (34,079)
         Miscellaneous receivable         (84,669)             -         (82,136)             -              -
         Prepaid expenses
           and deposit                      3,425              -          13,115         41,525         (2,291)
         Accounts payable                (212,364)        15,814          47,516        443,031        563,220
         Accrued liabilities               80,651         64,077         179,790       (129,476)       223,436
         Accrued salaries                       -       (143,666)              -       (143,666)         6,742
         Accrued legal expense                  -        105,000               -        105,000        105,000
         Financing payable                      -       (179,437)              -       (179,437)       843,380
         Due to shareholders              (37,157)       385,619          21,111        651,032        800,127
---------------------------------------------------------------------------------------------------------------
     Net cash flows used in
       operating activities              (487,705)       (19,440)       (732,028)      (227,559)    (1,691,656)

Financing activities:
     Issuance of common shares            500,000         52,800         500,000        609,050      1,379,867
     Decrease in bank indebtedness         (6,747)       (18,410)        (20,451)       (29,808)       (35,482)
     Loan (repayment) proceeds                  -              -         272,394       (117,817)     1,080,310
     Issuance of convertible notes              -              -          40,859              -         40,761
---------------------------------------------------------------------------------------------------------------
     Net cash flows from financing
       activities                         493,253         34,390         792,802        461,425      2,465,456

Investing activities:
     Purchase and sale of property
       and equipment                            -         30,454         (51,792)      (158,411)      (691,424)
---------------------------------------------------------------------------------------------------------------
     Net cash flows from (used in)
       investing activities                     -         30,454         (51,792)      (158,411)      (691,424)

Effect of currency translation
   of cash balances                         1,200        (45,404)         (2,234)       (75,455)       (82,376)

---------------------------------------------------------------------------------------------------------------
Increase in cash, being cash,
   end of period                      $     6,748    $         -  $        6,748   $          -  $           -
---------------------------------------------------------------------------------------------------------------

                See accompanying notes to condensed consolidated
                             financial statements.

Power Interactive Media Inc.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (continued)
(Expressed in U.S. dollars)
(Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                            Three months ended              Nine months ended     inception to
                                                 April 30,                      April 30,            April 30,
                                      --------------------------     --------------------------
                                             2000           2001            2000           2001           2001
----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash
 financing and investing activities:
     Deferred stock-based
       compensation                   $         -    $    42,000  $            -   $  7,502,236  $   7,502,236
     Shares issued for settlement
       of accrued liabilities                   -              -               -         97,000      1,109,500
     Shares issued as settlement
       of loan payable                          -              -               -         39,000         54,414

----------------------------------------------------------------------------------------------------------------


                See accompanying notes to condensed consolidated
                             financial statements.

Power Interactive Media Inc.
 (A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (continued)
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------



1.     Basis of presentation:


     The unaudited condensed consolidated financial statements have been prepared by Power Interactive Media, Inc. (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending July 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended July 31, 2000.


2.     Going concern:


     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $16,091,258 as at April 30, 2001. The Company has not generated significant revenue and management does not expect to commence generating revenue until customers are secured and financing can be obtained to fund the manufacture and distribution of the kiosks. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Power Interactive Media Inc.
 (A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

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

     During April 2001, a board resolution was passed authorizing the cancellation of these 300,000 common shares to be replaced by the issuance of warrants to acquare 300,000 common shares of the company with an exercise price of $0.25 per share. The warrants vest over a 3 year period and expire during April 2004. (See note 3(i) for details of stock compensation cost.)


     (c) During September 2000, two senior officers and shareholders of the Company were awarded 120,000 common shares of the Company for services provided in securing contracts for the Company. The Company recorded stock-based compensation of $798,000, representing the difference between the fair value of the common shares and the issue price.

     During April 2001, a board resoution was passed authorizing the cancellation of these 120,000 common shares to be replaced by the issuance of warrants to acquire 300,00 common shares of the Company with an exercise price of $0.25 per share. The warrants vest over a 3 year period and expire during April 2004. (See note 3(i) for details of stock compensation cost.)


     (d) During October 2000, the Company issued 225,000 common shares as settlement for amounts due of $1,025,500 to a former supplier.


     (e) During the quarter ended October 31, 2000, the Company issued 88,600 common shares at $2.50 per share for proceeds of $221,500.

Power Interactive Media Inc.
 (A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

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


     (g) On November 21, 2000, the Company issued 580,000 restricted common shares to consultants as consideration for legal and consulting services provided to the Company and as settlement of an accrued liability of $66,000. The Company has recorded stock-based compensation in the amount of $2,136,000, representing the difference between the fair value of the common shares and the accrued liability.


     (h) During November 2000, the Company negotiated an agreement to obtain financing services for a three-month period ended February 15, 2001. Under the agreement, the Company was due to issue 40,882 common shares and, accordingly, the Company recorded stock-based compensation of $184,000 representing the difference between the fair value of the common shares and the nil issue price. The amount was recorded as financing costs and as accrued financing costs payable in the financial statements for the quarter ended January 31, 2001. The agreement was not signed and, accordingly, the liability of $184,000 has been reversed in the quarter ended April 30, 2001.

     (i)It is the Company's intention to file a Registration Statement with the Securities and Exchange Commission in connection with the registration of 2,500,000 shares of the Company' stock to be sould pursuant to the Company's Year 2001 Employee/Consultant Stock Compensation Plan.

     On April 15, 2001, pursuant to the filing of the Registration Statement, the Boad approved the issuance of 1,140,000 common shares as follows:

     740,000 shares are to be issued to employees for no consideration. the Company recorded stock-based compensation of $214,600, representing the difference between the fair value of the common shares and the consideration to be received.

     300,000 shares are to be issued in settlement for amounts due of $105,000. To date, these shares have not been issued, and accordingly, the value of the accrual has been maintained in the financial statements.

     100,000 shares are to be issued as settlement for investor relations services received. The Company has recorded stock-based compensation of $29,000, representing the difference between the fair value of the common shares and the consideration to be received.

     On April 15, 2001, the Board also approved the issuance of warrants to acquire 1,055,000 common shares at an exercise price of $0.25 per share. The warrants vest over a 3 year period and expire during April 2004, resulting in deferred stock-based compensation of $42,000.

     (j) During April 2001, the Company entered into a contract with a financial advisor whereby a portion of the fee was paid by the issuance of 10,000 common shares and 50,000 warrants to purchase common stock with an exercise price of $0.50 per share. The 10,000 shares were issued at $0.40 per share, which reflects market value at that time. The issuance of the warrants resulted in stock-based compensation costs for $8,2000.


     (k) During the quarter ended April 30, 2001, the Company issued 132,000 common shares at $0.40 per share for proceeds of $52,800.

Power Interactive Media Inc.
 (A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------

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


     The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), on December
     3. 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the guidance of SAB 101 to have a material effect on its financial statements.


     The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN No. 44"), in March 2000. This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial statements.

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

     In March  2001,  PPK engaged  the firm of Peyser  Associates,  Incorporated
("PAI") to provide government relations services to PPK. The term of the contract is for a period of one (1) year beginning April 1, 2001. For such services, PPK is obligated to pay a monthly retainer in the amount of $6,500 in addition to a fee of ten percent (10%) of the value of any contract consummated in whole or in part through the efforts of PAI. PAI is also entitled to a fee of three percent (3%) of the total dollar amount relating to the development and construction of a manufacturing facility in Bibb Co., GA. PPK is further obligated to issue a percentage of its stock to PAI to be agreed upon in the future.

     In March 2001, Ronald Terry Cooke, the Company's current Chairman and President loaned the Company $90,000. The loan is not evidenced by a note, bears no interest and is payable on demand.

     In April 2001, the Company, at a meeting of the Board of Directors, approved the issuance of warrants to purchase 40,000, 200,000, 250,000, 250,000, 200,000, 100,000 and 15,000 shares of the Company's common stock exercisable at a price of $0.25 per share for a period of three (3) years to Evelyn Armstrong, Jeff Baun, Allan Turowetz the Company's current Vice President and Director, Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and

Greg Woodall respectively pursuant to a Registration Statement on Form S-8 to be filed by the Company.

     The Company also approved the issuance of 100,000, 700,000, 40,000 and 300,000 shares of the Company's common stock to be issued to Robert Delvecchio, Noreen Wilson, Dmitry Ivanov and Donald Mintmire respectively pursuant to the same S-8 Registration Statement.

     The Board also approved the cancellation of 60,000, 200,000, 100,000 and 60,000 shares of the Company's common stock previously issued to Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Allan Turowetz the Company's current Vice President and Director respectively.

     The Board also rescinded a $75,000 bonus previously awarded to Allan Turowetz and a $75,000 bonus awarded to Ronald Terry Cooke.

     In April 2001, the Company entered into a partnership agreement with Child Watch of North America for the purpose of displaying pictures of missing children to the public on the Company's kiosk machines as well as to promote Child Watch of North America fundraising programs.

     In April 2001, the Company engaged the services of Business Strategies Group LLC ("BSG") as an advisor to the Company for transactional, strategic and capital raising activities. The agreement is for a period of one (1) year commencing March 19, 2001. For their services, BSG is to receive 10,000 shares of the Company's common stock, warrants to purchase an additional 50,000 shares at an exercise price of $0.50 per share. Upon completion of a financing transaction of at least $4,000,000, BSG is to receive warrants to purchase 160,000 shares of the Company's common stock at an exercise price of $2.50 per share. All warrants to be issued expire in two (2) years. Additionally, BSG is to receive a cash fee of four percent (4%) of all money raised from BSG sources and a stock fee of three percent (3%). BSG is also to receive Company stock in connection with the placement of either conventional photo kiosks or baby kiosks, a percentage of gross picture revenues and an advertising commission payable in cash.

     In April 2001, the Macon-Bibb County Authority (the "Authority") set forth proposed financing terms for the planned building of a Company manufacturing facility in Macon, Georgia. The Authority will lend up to ten million dollars ($10,000,000) to the Company in the form of revenue bonds for the project. The project is to be planned, designed and constructed during the years 2001 and 2002, with completion scheduled for December 2002. During the term in which the revenue bonds are outstanding, the Authority will hold fee simple title to all of the elements of the project which are acquired with bond proceeds and lease the same to the Company.

     During this fiscal quarter, the Company sold 132,000 shares of its common stock to eight (8) investors for a total of $52,800. Since the end of the fiscal quarter, the Company has sold an additional 10,000 shares for $4,000 to one (1) investor. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because all purchases were made by Canadian residents.

     In June 2001, the Company entered into an agreement with Online Research Partners, LLC ("ORP LLC") which terminated an earlier contract dated January 18, 2001 between the parties. To induce ORP LLC to terminate the contract, the Company committed to issue 12,000 shares of its unrestricted common stock and warrants to purchase an additional 50,000 shares of the Company's common stock at a price of $2.00 per share. For such offering, the Company relied on Section 4(2) of the Act and Rule 506. The Company failed to file an M-11 with the state of New York as of the date of this filing.

Discussion and Analysis

     The Company, Power Interactive Media, Inc. is a Florida chartered corporation which conducts business from its headquarters in Markham, Ontario, Canada. The Company was incorporated in September 1994, as Global Corporate Quality, Inc. changed its name to Alternate Achievements, Inc. in October 1999, to Power Kiosks, Inc. in February 2000 and to Power Interactive Media, Inc in March 2001.

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

     Results of Operations - For the Three Months Ending April 30, 2000 and April 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the 3rd quarter ended April 30, 2000 and 2001 the Company recorded revenues of $0 and $28,908 and cost of sales of $0 and $52,023. For the 3rd quarter ended April 30, 2000 and 2001 the Company had general and administrative expenses of $0 and $812,487. This increase of $812,487 was due to primarily to ongoing development cost and software completion.

     For the 3rd quarter ended April 30, 2000 and 2001, the Company had on a consolidated unaudited basis total operating expenses of $209,094 and $1,061,703 This increase of $852,609 was due primarily to the increase in general and administrative expenses outlined above, but also to an increase in research and development expenses of $145,333.

Net Losses

     For the 3rd quarter ended April 30, 2000 and 2001, the Company reported a net loss from operations of $209,094 and $1,084,818 respectively. The increase in loss is due to increased expenses without matching increases in profits.

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $11,660,814 as of April 30, 2001. The Company has not generated significant revenues (in excess of cost of sales) and management does not expect to commence generating significant revenues until early 2002. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

     The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.

Employees

     At April 30, 2001, the Company employed eleven (11) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

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

         None

Item 3.Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending April 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(i).4   [11]     Articles of Amendment filed March 1, 2001.

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

10.17    [10]     Registration Rights Agreement between the Company and EIG Capital Investments,
                  Ltd. dated November 9, 2000.

10.18    [10]     Purchaser's Warrant in the name of EIG Capital Investments, Ltd. dated November
                  9, 2000.

10.19    [10]     Agent's Warrant in the name of EIG Capital Management, Ltd. dated November 9,
                  2000.

10.20    [10]     Conversion of Note by the Company in favor of Thomson Kernaghan & Co., Ltd. in the principal amount of $250,000 dated June 5, 2000.

10.21    [11]     Consulting Services Agreement between the Company and World of Internet.com AG dated November 15, 2000.

10.22    [11]     Installation Agreement between Power Photo Kiosks, Inc. and Clark Memorial
                  Hospital dated January 15, 2001.

10.23    [11]     Letter of Intent between Power Photo Kiosks, Inc., Playtime Entertainment, Inc. and
                  KRI Canada Ltd. dated November 21, 2000.

10.24    *        Letter of Engagement between Power Photo Kiosks, Inc. and Peyser Associates
                  Incorporated dated March 26, 2001.

10.25    *        Partnership Agreement between the Company and Child Watch of
                  North America dated April 4, 2001.

10.26    *        Engagement Letter of Business Strategies Group by the Company dated April 30,
                  2001.

10.27    *        Macon-Bibb County Industrial Authority Financing Proposal dated April 18, 2001.

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

[7]  Previously filed with the Company's 12b-25 NT filed on October 30, 2000.

[8] Previously filed with the Company's Registration Statement on Form S-8 filed November 1, 2000.

[9] Previously filed with the Company's Annual Report on Form 10KSB filed November 14, 2000.

[10] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     December 15, 2000.

[11] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     March 26, 2001.

*    Filed herewith.


*    The Company filed a report on Form 8K on March 9, 2000 in  connection  with
     the  Company's   acquisition  of  Power  Photo  Kiosks,  Inc.,  a  Canadian corporation.

* The Company filed a report on Form 8KA1 on May 2, 2000 dismissing Dorra Shaw & Dugan and retaining KPMG, LLP as its auditors. Additionally, the Company changed its fiscal year to July 31.

* The Company filed a report on Form 8KA2 on May 8, 2000 with the required financial statements pursuant to its first report on Form 8K dated March 9, 2000.

* The Company filed a report on Form 8KA3 on October 31, 2000 for the purpose of providing adjusted financial statements and pro forma financial information for Power Photo Kiosks, Inc., a Canadian corporation, as required by Item 7 of Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Power Interactive Media, Inc.
                                 (Registrant)

June 18, 2001                    /s/ Ronald Terry Cooke
                                 ---------------------------------
                                 Ronald Terry Cooke
                                 Chairman and President

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