Form 10KSB
period 2001-07-31
POWER INTERACTIVE MEDIA INC
filed 2001-11-13
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-27769

                          Power Interactive Media, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

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

                  Yes  X        No
                        ---     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $35,411

     Of the 6,993,183 shares of voting stock of the registrant issued and outstanding as of July 31, 2001, 3,682,942 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of November 2, 2001 is $1,546,835.64.

                                     PART I

Item 1. Description of Business

     (a)  Business Development

     Power Interactive Media, Inc. (the "Company" or "PIAM") is incorporated in the State of Florida. The Company was originally incorporated as Global Corporate Quality, Inc. on September 9, 1994 ("GCQ"). The Company subsequently changed its name to Alternate Achievements, Inc. on October 1, 1999, Power Kiosks, Inc. on March 2, 2000 and to Power Interactive Media, Inc. on March 1, 2001. The Company's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "PIAM" and has been since March 7, 2001. Prior to that time, it was quoted under the symbol "PWKK" since July 2000. Its executive offices are presently located at 181 Whitehall Drive, Markham, Ontario, Canada, L3R 9T1. Its telephone number is (905) 948-9600 and its facsimile number is (905) 948-8377.

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

     In January 2000, PPK, prior to its acquisition by the Company, entered into negotiations with Remington Financial Group, Inc., a Wyoming corporation ("Remington") regarding a share exchange, whereby PPK would be acquired in a reverse acquisition by Remington in exchange for shares in Remington. Rhonda Networks, Inc., an Alberta Business corporation ("Rhonda") brokered the deal, which was never consummated. Since that time, Rhonda has made certain claims to PPK regarding monies and time expended on PPK's behalf. In August 2000, the Company agreed to pay Rhonda $25,000 and to issue Rhonda 225,000 shares of its restricted common stock with piggy back registration rights in exchange for a general release in favor of both PPK and the Company. The Company issued the 225,000 shares in October 2000. For such offering, the Company relied upon the 506 Exemption and no state exemption, since Rhonda is located in Canada. See
Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2000, the Company executed a promissory note in favor of Thomson Kernaghan & Co., Ltd., a Bermuda corporation ("TK") in the principal amount of $250,000. The loan had a maturity date of August 31, 2000. In December 2000, TK converted all outstanding principal and interest into 250,000 shares of the restricted common stock of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management; "and Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is one hundred twenty thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's common stock, which were issued in August 2000, as well as a seventy-five thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted common stock annually, which options are exercisable at a price of one dollar ($1.00) per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because Mr. Cooke is a Canadian resident. ee Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In August 2000, the Company entered into an agreement with Discovery Enterprises, Inc. d/b/a Discovery Financial, Inc. to provide financial consulting and business advisory services including a complete investors relations program for the Company. The term of the contract expired February 23, 2001. For such services, the Company issued 20,000 shares of its common stock upon execution of the agreement. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and
Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

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

     In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its common stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. In June 2001, the Mr. Beliveau returned his shares to the Company for cancellation and they were returned to the Company's authorized, but unissued common stock. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the twelve (12) month period ending on the date of issuance did not exceed fifteen (15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

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

"Management's   Discussion  and  Analysis  or  Plan  of  Operation  -  Financial
Condition, Liquidity and Capital Resources"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management;"and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. 60,000 shares of the Company's common stock were issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 290,000 shares were issued each to Donald F. Mintmire, legal counsel to the Company and to Noreen Wilson, a consultant to the Company. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In November 2000, the Company sold 100,000 shares of its restricted common stock to EIG

Capital Investments, Ltd., a Bermuda limited partnership, for $200,000. Additionally, the Company issued warrants to purchase an additional 100,000 shares of its restricted common stock at an exercise price of $0.0001 per share, which are exercisable for a period of three (3) years. The shares of stock sold as well as the warrant shares carry mandatory registration rights. If the registration statement is not declared effective with two hundred ten (210) days of execution of the original agreement, the Company must pay a cash penalty of $4,000 per month until the registration is declared effective. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as the purchaser is a foreign entity. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In March  2001,  PPK engaged  the firm of Peyser  Associates,  Incorporated
("PAI") to provide government relations services to PPK. The term of the contract is for a period of one (1) year beginning April 1, 2001. For such services, PPK is obligated to pay a monthly retainer in the amount of $6,500 in addition to a fee of ten percent (10%) of the value of any contract consummated in whole or in part through the efforts of PAI. PAI is also entitled to a fee of three percent (3%) of the total dollar amount relating to the development and construction of a manufacturing facility in Bibb Co., GA. PPK is further obligated to issue a percentage of its stock to PAI to be agreed upon in the future. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants."

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

     In April 2001, the Company, at a meeting of the Board of Directors, approved the issuance of warrants to purchase 40,000, 200,000, 250,000, 250,000, 200,000, 200,000 and 15,000 shares of the Company's common stock exercisable at a price of $0.25 per share for a period of three (3) years to Evelyn Armstrong, Jeff Baun, Allan Turowetz the Company's current Vice President and Director, Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Greg Woodall respectively pursuant to a Registration Statement on Form S-8 to be filed by the Company. The Company also approved the issuance of 100,000, 700,000, 40,000 and 300,000 shares of the Company's common stock to be issued to Robert Delvecchio, Noreen Wilson, Dmitry Ivanov and Donald Mintmire respectively pursuant to the same S-8 Registration Statement. The Board also approved the cancellation of 60,000, 200,000, 200,000 and 60,000 shares of the Company's common stock previously issued to Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Allan Turowetz the Company's current Vice President and Director respectively. The Board also rescinded a $75,000 bonus previously awarded to Allan Turowetz and a $75,000 bonus awarded to Ronald Terry Cooke. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In April 2001, the Company entered into a partnership agreement with Child Watch of North America for the purpose of displaying pictures of missing children to the public on the Company's kiosk machines as well as to promote Child Watch of North America fundraising programs.

     In April 2001, the Company engaged the services of Business Strategies Group LLC ("BSG") as an advisor to the Company for transactional, strategic and capital raising activities. The agreement is for a period of one (1) year commencing March 19, 2001. For their services, BSG is to receive 10,000 shares of the Company's common stock, warrants to purchase an additional 50,000 shares at an exercise price of $0.50 per share. Upon completion of a financing transaction of at least $4,000,000, BSG is to receive warrants to purchase 160,000 shares of the Company's common stock at an exercise price of $2.50 per share. All warrants to be issued expire in two (2) years. Additionally, BSG is to receive a cash fee of four percent (4%) of all money raised from BSG sources and a stock fee of three percent (3%). BSG is also to receive Company stock in connection with the placement of either conventional photo kiosks or baby kiosks, a percentage of gross picture revenues and an advertising commission payable in cash. No shares or warrants have been issued to date. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In April 2001, the Macon-Bibb County Authority (the "Authority") set forth proposed financing terms for the planned building of a Company manufacturing facility in Macon, Georgia. The Authority will lend up to $10,000,000 to the Company in the form of revenue bonds for the project. The project is to be planned, designed and constructed during the years 2001 and 2002, with completion scheduled for December 2002. During the term in which the revenue bonds are outstanding, the Authority will hold fee simple title to all of the elements of the project which are acquired with bond proceeds and lease the same to the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company entered into an agreement with Online Research Partners, LLC ("ORP LLC") which terminated an earlier contract dated January 18, 2001 between the parties. To induce ORP LLC to terminate the contract, the Company committed to issue 12,000 shares of its unrestricted common stock and warrants to purchase an additional 50,000 shares of the Company's common stock at a price of $2.00 per share. For such offering, the Company relied on the 506 Exemption. The Company failed to file an M-11 with the state of New York as of the date of this filing, however they have not yet issued the securities. See
Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2001, pursuant to the Company's Bylaws, the Company increased the number of directors from five (5) to six (6). The Directors filled the vacancy with James Martin Bates, who will serve as a Director until the next annual meeting of the shareholders. In connection with his appointment, in October 2001, the Company issued 100,000 shares of its restricted common stock to Mr. Bates as compensation for bona fide services to the Company. For such offering, the Company relied on the 506 exemption and Section 517.061(11) of the Florida Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant
- Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

     In October 2001, the Company filed a Registration Statement on Form S-8 for its Year 2001 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 20,000 shares of the Company's common stock have been issued to the Company's transfer agent. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     Since February 2000, the Company has raised a total of $876,912.27 from private sales of its restricted common stock to fifty (50) investors. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code, Section 10-5-9 of the Georgia Code, Section 49:3-50(b)(9) of the New Jersey Code and Section 201 of the Pennsylvania Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

     The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the twelve (12) month period ending on the date of issuance did not exceed fifteen (15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

     The facts relied upon to make the New Jersey Exemption available include the following: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

     The facts relied upon to make the Pennsylvania Exemption available include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee. See (b) "Business of Registrant" immediately below for a description of the Company's business.

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

Kiosk Operational Management System

     The Company's proprietary, recently developed Kiosk Management System ("KMS") provides the Company with the ability to remotely update and add and remove data or images on individual or groups of kiosks. This means the Company can easily remotely customize the kiosk for special events, advertising specials, or seasonal holidays with no need for client or partner assistance. Maintaining current images or data at the kiosk can be handled from one (1) central control operation. The Kiosk units will be connected via the Intranet to the central control website to attain up-to-the-minute information on kiosk usage, royalty information and kiosk status. The remote diagnostic and the health monitoring capability begin with each kiosk in its standalone configuration, continually monitoring the health of individual components in the kiosk. Upon recognizing a failure in or abnormal status of any of the components, the kiosk itself initiates communication with the central control server and reports its diagnosis. The central server is then programmed to respond appropriately, sending e-mail, paging or phone communications to the specific technical service individual who will respond and correct the situation, all of this without the intervention of the Company or client. These application enhancements should create the most flexible and dependable kiosk network available. The KMS should differentiate the Company from other kiosk providers and through its inherent versatility, ensure market acceptance.

Company Products

Stand Alone Interactive Power Entertainment Kiosk (NON-NETWORKED):

     A fully functional, digital photo entertainment kiosk for use primarily at promotional events such as NASCAR races, trade shows, corporate events and individual business locations.

Features:

o Revenue generation occurs primarily from the sale of digital photographs. o Image packages can be customized to site requirements.
o    Kiosk shell graphics can be customized to site requirements.
o Individual client advertising programs can be developed based on site requirements.

Networked Interactive Power Kiosk System:

1.  Power Entertainment Kiosk

     A fully functional, digital photo entertainment kiosk for use by large corporations with multi- location, national operations.

Features:

o Revenue generation occurs from the sale of digital photographs and from the sale of advertising.

o Kiosks operate as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.
o    Image packages can be customized to national and site requirements.
o In concert with corporate brand promotion strategies, merchandise display space can be built into the kiosk design to increase sales of specified products.
o Kiosk design and graphics can be completely customized to meet corporate requirements.

2. Power Multi-Functional Kiosk

     A retail kiosk system that enables consumers to receive a range of Internet and Intranet-based products including digital photographs, information, governmental services etc., for use by large corporations and government agencies.

Features:

o Revenue generation occurs from the sale of digital photographs, the sale of advertising and from service fees.

o Kiosks operate as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.

o    Image packages can be customized to national and site requirements.
o In concert with corporate brand promotion strategies, merchandise display space can be built into the kiosk design to increase sales of specified products.
o Kiosk design and graphics can be completely customized to meet corporate requirements.
o Customization of the kiosk system allows the consumer product manufacturer and the retailer to directly interact with the consumer thereby driving traffic and increasing brand awareness.
o Customization of the kiosk system allows the product manufacturer and the retailer to gather consumer demographic information.

3.  Power Financial Services Kiosk

     A retail ATM kiosk system that, in addition to offering standard banking transactions, provides the opportunity for additional revenue generation through loyalty-based sports themed products such as digital photographs and sports memorabilia.

Features:

o Kiosk provides current ATM banking capabilities.

o Revenue generation occurs from the sale of digital photographs, advertising and sports memorabilia products.
o Kiosks operate as a broadcast network that delivers national and site-specific advertising and marketing programs to any geographic delivery area.
o    Image packages can be customized to national and site requirements.
o In concert with corporate brand promotion strategies, merchandise display space can be built into the kiosk design to increase sales of specified products.

o Kiosk design and graphics can be completely customized to meet corporate requirements. o Customization of the kiosk system allows the bank to gather consumer demographic information.

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

     Content in the kiosk can be changed automatically by simply downloading new CDs supplied by the Company or by utilizing the enhanced data management and networking capabilities currently being developed. That network capability will allow content transfer over phone lines and enable the kiosk to create a central database that can be used for direct marketing activities, such as e- commerce and mail order merchandise sales. In this way, the Company intends to create unique photographic image programs that will attract specific types of consumers and encourage repeat transactions via a continuous refresh program. The Power Photo Entertainment Kiosk transcends the conventional photo kiosk market by using the latest hardware, connective and software technological advances.

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

Each Power Kiosk is equipped with the following:

o A proprietary software operating system that is user-friendly and flexible, enabling the Company to change the image programs frequently and easily.
o Multiple licensed image packages and a unique personal portrait image package.
o    Fully digitized sound, for easy to follow voice prompts and/or music.
o A 20-inch Sony TV monitor that can be used for advertising and cross promotions and when the kiosk is not in use.
o Up to four (4) Sony Dye Sublimation printers, providing multiple papers formats allowing an 800-sheet loading capacity (200 sheets per printer).

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

     The preferred approach is for the Company to own the kiosks in the marketplace and to work with revenue sharing programs on both picture income and advertising income. Company ownership of the kiosks will facilitate enormously the placement process and in particular, make the management of the advertising component of the kiosk network simpler.

     The Company's marketing focus is market segment-specific and directed at non-conventional kiosk markets. The conventional kiosk markets, mainly malls and movie theaters, are also important market segments that will also be targeted. Each kiosk will be placed as a customized and turnkey system. The kiosk can be custom-designed with graphics and licensed image packages that meet the needs of individual markets.

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

     The Company is entering the industry at a time when converging technologies may enable the Company to quickly establish a leadership position in the marketplace:

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

     Power Kiosk will be placed as a customized and turnkey system. The kiosk can be custom- designed with graphics and licensed image packages to meet the needs of individual markets.

     The Company intents to target what it believes is the primary markets for the placement of the kiosks. These primary markets are corporate, multiple-location businesses, such as fast food restaurants, colleges and universities, consumer retail and merchandise companies, movie and sports- based business, themed environments, bookstores, shopping malls and sporting venues. These target locations for kiosk placement offer large opportunities for both picture sales and the sale of advertising.

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

     The Company competes with many other companies which utilize photo kiosk services. Competition is intense within the entertainment kiosk industry, and the Company must compete with well established companies as well as independent companies like itself. Some of these well established companies, such as Global Media, which has the one of the largest virtual magazine entertainment kioks, are therefore able to offer their customers an interactive, large network of media, news and music on the internet, which the Company is unable to provide at this time. Another well established competitor, Harvest Moon, is a full service design and production studio for interactive kiosks, and websites for the themed entertainment industry. These and other such competitors have a broader spectrum of themed entertainment choices within their products and services, as well as internet service for their customers. Kodak's Entertainment Imaging division, Themed Entertainment, offers a self-serve photography kiosk consumers can use to output sticker- backed images of themselves combined with themed content. These competitors have a much larger name recognition than the Company, and have its entertainment photo kiosk machines broadly distributed in malls, theme parks and amusement parks.

Sources and Availability of Raw Materials

     The Company's products are manufactured from readily available components including electronics, digital cameras, computers and computer chips, modems and telecommunications hardware, printers and ink, monitors, various size labels, and bill, coin and debit and credit card acceptors. The Company believes that all raw materials necessary to produce its products are readily available from numerous sources.

Dependence on Major Customers

     Presently, the Company has few customers. The Company will depend heavily upon its existing contracts, such as that with Universal Studios, Ohio State University, Mattel Canada, Inc. and Sybase. The Company will rely heavily on its quality of technology, products and services, in providing its customers with turnkey service and being a full service provider to customers. Should the Company obtain additional customers in the future, it is likely to depend heavily on their business, as it is likely to represent all or significantly all of the Company's source of income. If the Company is unable to attain this customer base, this may have a material adverse effect on the Company.

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

Cost of Research and Development

     For fiscal year 2000, the Company expended $436,471 on research and development efforts. For fiscal year 2001, the Company expended $598,808 on research and development efforts. At the current time, the costs associates with research and development are bourne primarily by the Company, and secondarily from additional debt financing. The costs associated with research and development are currently not bourne directly by the customer, however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

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

Employees and Consultants

     At July 31, 2001, the Company employed twelve (12) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

     In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is one hundred twenty thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's common stock, which were issued in August 2000, as well as a seventy-five thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted common stock annually, which options are exercisable at a price of one dollar ($1.00) per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because Mr. Cooke is a Canadian resident. ee Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its common stock to Allan Turowetz, the Company's current Vice-President and Director. ee
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company issued 120,000 shares of its restricted common stock to TPE, which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada. ee Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company entered into an agreement with Discovery Enterprises, Inc. d/b/a Discovery Financial, Inc. to provide financial consulting and business advisory services including a complete investors relations program for the Company. The term of the contract expired February 23, 2001. For such services, the Company issued 20,000 shares of its common stock upon execution of the agreement. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida code. ee Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its common stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. In June 2001, the Mr. Beliveau returned his shares to the Company for cancellation and they were returned to the Company's authorized, but unissued common stock. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. ee
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. 60,000 shares of the Company's common stock were issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 290,000 shares were issued each to Donald F. Mintmire, legal counsel to the Company and to Noreen Wilson, a consultant to the Company. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 2000, the Company entered into a consulting services agreement with World of Internet.com AG, a German corporation to provide corporate financial and investment advisory services, specifically focusing on European markets. The term of the agreement is until three (3) months from the date the Company's corporate profile is posted on www.stockreporter.de. The Company was required to pay an engagement fee of $173,750 or 40,882 shares of the Company's free trading common stock which has been registered with the SEC. See Part III,
Item 12. "Certain Relationships and Related Transactions".

     In March 2001, PPK engaged the firm of PAI to provide government relations services to PPK. The term of the contract is for a period of one (1) year beginning April 1, 2001. For such services, PPK is obligated to pay a monthly retainer in the amount of $6,500 in addition to a fee of ten percent (10%) of the value of any contract consummated in whole or in part through the efforts of PAI. PAI is also entitled to a fee of three percent (3%) of the total dollar amount relating to the development and construction of a manufacturing facility in Bibb Co., GA. PPK is further obligated to issue a percentage of its stock to PAI to be agreed upon in the future.

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

     In April 2001, the Company, at a meeting of the Board of Directors, approved the issuance of warrants to purchase 40,000, 200,000, 250,000, 250,000, 200,000, 200,000 and 15,000 shares of the Company's common stock exercisable at a price of $0.25 per share for a period of three (3) years to Evelyn Armstrong, Jeff Baun, Allan Turowetz the Company's current Vice President and Director, Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Greg Woodall respectively pursuant to a Registration Statement on Form S-8 to be filed by the Company. The Company also approved the issuance of 100,000, 700,000, 40,000 and 300,000 shares of the Company's common stock to be issued to Robert Delvecchio, Noreen Wilson, Dmitry Ivanov and Donald Mintmire respectively pursuant to the same S-8 Registration Statement. The Board also approved the cancellation of 60,000, 200,000, 200,000 and 60,000 shares of the Company's common stock previously issued to Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Allan Turowetz the Company's current Vice President and Director respectively. The Board also rescinded a $75,000 bonus previously awarded to Allan Turowetz and a $75,000 bonus awarded to Ronald Terry Cooke. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In April 2001, the Company engaged the services of BSG as an advisor to the Company for transactional, strategic and capital raising activities. The agreement is for a period of one (1) year commencing March 19, 2001. For their services, BSG is to receive 10,000 shares of the Company's common stock, warrants to purchase an additional 50,000 shares at an exercise price of $0.50 per share. Upon completion of a financing transaction of at least $4,000,000, BSG is to receive warrants to purchase 160,000 shares of the Company's common stock at an exercise price of $2.50 per share. All warrants to be issued expire in two (2) years. Additionally, BSG is to receive a cash fee of four percent (4%) of all money raised from BSG sources and a stock fee of three percent (3%). BSG is also to receive Company stock in connection with the placement of either conventional photo kiosks or baby kiosks, a percentage of gross picture revenues and an advertising commission payable in cash. No shares or warrants have been issued to date. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company entered into an agreement with ORP LLC which terminated an earlier contract dated January 18, 2001 between the parties. To induce ORP LLC to terminate the contract, the Company committed to issue 12,000 shares of its unrestricted common stock and warrants to purchase an additional 50,000 shares of the Company's common stock at a price of $2.00 per share. For such offering, the Company relied on the 506 Exemption. The Company failed to file an M-11 with the state of New York as of the date of this filing, however they have not yet issued the securities. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 2001, pursuant to the Company's Bylaws, the Company increased the number of directors from five (5) to six (6). The Directors filled the vacancy with James Martin Bates, who will serve as a Director until the next annual meeting of the shareholders. In connection with his appointment, in October 2001, the Company issued 100,000 shares of its restricted common stock to Mr. Bates as compensation for bona fide services to the Company. For such offering, the Company relied on the 506 exemption and
Section 517.061(11) of the Florida Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, the Company filed a Registration Statement on Form S-8 for its Year 2001 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 20,000 shares of the Company's common stock have been issued to the Company's transfer agent. See Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     Its executive offices are presently located at 181 Whitehall Drive, Markham, Ontario, Canada L3R 9T1. Its telephone number is (905) 948-9600 and its facsimile number is 905) 948-8377.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2001 fiscal year ended July 31, 2001, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

         a)       Market Information.

     The common stock of the Company currently is quoted on the Over the Counter Bulletin Board and has been since the National Association of Securities Dealers approved quotation of the Company's common stock on July 20, 2000. The Company traded under the symbol "PWKK" until March 7, 2001, when the symbol changed to "PIAM," its current symbol. The high and low close information for each quarter since July 20, 2000 to the present are as follows:

Quarter                    High Close        Low Close
------------------------   -----------       ---------
5/1/00 - 7/31/00              0                0
8/1/00 -10/31/00              7.37             4.12
11/1/00- 1/31/01              4.62             2.13
2/1/01- 4/30/01               3.06             0.25
5/1/01-7/31/01                0.79             0.30
8/1/01-10/31/01               0.54             0.18

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     In February 2000, the Company effected a forward split of its Common Stock at a rate of 2.78 to 1, for holders of record on February 22, 2000, with distribution effective March 1, 2000.

(b)  Holders.

     As of July 31, 2001 the Company had sixty-two (62) shareholders of record of its 6,993,183 outstanding shares of common stock, 4,718,732 of which are restricted Rule 144 shares, 2,049,451 of which are free-trading and 225,000 of which are control stock. Of the Rule 144 shares, 3,132,992 shares have been held by affiliates of the Company for more than one (1) year.

(c)  Dividends.

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The Company was originally incorporated as Global Corporate Quality, Inc. on September 9, 1994. The Company subsequently changed its name to Alternate Achievements, Inc. on October 1, 1999, to Power Kiosks, Inc. on March 2, 2000 and to Power Interactive Media, Inc. on March 1, 2001. Originally, the Company was formed to engage in the marketing and distribution of training programs and seminars to corporate level executives on various management issues. The Company failed in its attempt to implement its initial business plan and during September 1995 abandoned its efforts. The Company had no operations for the period prior to September 1995. The Company was inactive and there were no transactions from September 1995 to February 2000, when the Company, PPK and the individual holders of all of the outstanding capital stock of PPK consummated a reverse acquisition pursuant to a share exchange agreement.

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

     The Company was still in the development stage at February 2000 when the share exchange took place between Power Photo Enterprises and the Company and is still emerging from that stage. During the year 2001, the Company generated revenues in the amount of $35,411. Since inception (May 13, 1998) through July 31, 2001, the Company has generated cumulative losses of approximately $17,328,044. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

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

Results of Operations - Full Fiscal Years - July 31, 2001 and July 31, 2000

Revenues

     Revenues for the twelve (12) month period ended July 31, 2001 were $35,411 and for the twelve (12) month period ended July 31, 2000 were $0.

Operating Expenses

     Operating Expenses for the twelve (12) month period ended July 31, 2001 were $7,645,896 versus $4,265,889 for the twelve (12) month period ended July 31, 2000. Net loss was $9,833,568 and $6,230,796 respectively.

Assets and Liabilities

     Total assets were $404,306 as of July 31, 2001, and $597,327 as of July 31, 2000. As of July 31, 2001, assets consisted primarily of property and equipment. As of July 31, 2000, assets consisted primarily of property and equipment. Liabilities were $3,563,341 and $3,233,009 as of July 31, 2001 and July 31, 2000
respectively. As of July 31, 2001, liabilities consisted primarily of loans payable. As of July 31, 2000, liabilities consisted primarily of a loan payable.

Stockholders' Deficiency

     Stockholders' deficiency was $3,159,035 as of July 31, 2001 and $2,635,682 as of July 31, 2000. The Company had 6,993,183 and 5,375,084 shares of common stock issued and outstanding at July 31, 2001 and 2000, respectively.

Financial Condition, Liquidity and Capital Resources

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $17,328,044 as at July 31, 2001 (2000 - $7,494,476). The Company has as yet not generated significant revenue. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     At July 31, 2001 the Company had cash of $0 as compared to $0 at July 31, 2000.

     In June 2000, the Company executed a promissory note in favor of TK in the principal amount of $250,000. The loan had a maturity date of August 31, 2000. In December 2000, TK converted all outstanding principal and interest into 250,000 shares of the restricted common stock of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item
12. "Certain Relationships and Related Transactions".

     In October 2000, the Company executed a promissory note in favor of TK in the principal amount of $110,000. The Company actually received $100,000, as $10,000 was deducted as an agent fee. The note bears interest at a rate of ten percent (10%) per annum and is for a term of one (1) year. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management;"and Part III, Item 12. "Certain Relationships and Related Transactions".

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

Item 7.   Financial Statements

     The Company's financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                    Consolidated Financial Statements
                    (In U.S. dollars)

                    Power Interactive Media, Inc.
                    (FORMERLY POWER KIOSKS, INC.)
                    (A Development Stage Enterprise)

                    Years ended July 31, 1999, 2000 and 2001
                          independent auditors' report


To the Board of Directors and Stockholders of Power Interactive Media, Inc.



We have audited the accompanying consolidated balance sheets of Power Interactive Media, Inc. (formerly Power Kiosks, Inc.) (A Development Stage Enterprise) as at July 31, 2000 and 2001 and the related statements of operations, comprehensive loss, stockholders' deficiency and cash flows for the years ended July 31, 1999, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2000 and 2001 and the results of its operations and its cash flows for the years ended July 31, 1999, 2000 and 2001 in conformity with generally accepted accounting principles in the United States.

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


draft

Chartered Accountants


Toronto, Canada
October 25, 2001



Power Interactive Media, Inc.
(FORMERLY POWER KIOSKS, INC.)
(A Development Stage Enterprise)

Consolidated Balance Sheets
(in U.S. dollars)

July 31, 2000 and 2001
----------------------------------------------------------------------------------------------------
                                                                          2000                 2001
----------------------------------------------------------------------------------------------------
Assets

Current assets:
     Investment tax credits receivable                          $       33,625       $       12,888
     Inventories                                                        40,965                1,882
     Miscellaneous receivable                                            1,528                  981
     Prepaid expenses                                                   42,190                1,962
----------------------------------------------------------------------------------------------------
     Total current assets                                              118,308               17,713

Property and equipment (note 4)                                        479,019              386,593

----------------------------------------------------------------------------------------------------
Total assets                                                    $      597,327       $      404,306
----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                          $       46,576       $       37,402
     Accounts payable                                                  120,382              827,747
     Accrued liabilities                                               351,097              400,067
     Accrued salaries payable                                          148,890                    -
     Accrued financing costs payable                                 1,012,500                    -
     Loans payable (note 5)                                          1,377,942            1,516,796
     Due to shareholders (note 6)                                      135,272              742,095
     Convertible notes (note 7)                                         40,350               39,234
----------------------------------------------------------------------------------------------------
     Total current liabilities                                       3,233,009            3,563,341

Stockholders' deficiency:
     Capital stock (note 8):
         Authorized:
              50,000,000 $0.0001 par value common shares
                (2000 - 50,000,000)
              10,000,000 preferred shares (2000 - 10,000,000)
         Issued and outstanding:
              7,466,584 common shares (2000 - 5,375,084)                   538                  746
              Nil preferred shares (2000 - nil)                              -                    -
     Contributed surplus                                             9,234,291           17,419,609
     Warrants issued (note 9)                                                -            1,170,200
     Deferred stock-based compensation                              (4,388,125)          (4,335,792)
     Accumulated other comprehensive income (loss)                      12,090              (85,754)
     Deficit accumulated during the development stage               (7,494,476)         (17,328,044)
----------------------------------------------------------------------------------------------------
     Total stockholders' deficiency                                 (2,635,682)          (3,159,035)

Going concern (note 1(b))
Commitments (note 17)
Subsequent events (note 18)
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                  $      597,327       $      404,306
----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Power Interactive Media, Inc.
(FORMERLY POWER KIOSKS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(in U.S. dollars)

Years ended July 31, 1999, 2000 and 2001

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                                  May 13, 1998
                                                              Years ended July 31,              (inception) to
                                                    1999              2000              2001     July 31, 2001
---------------------------------------------------------------------------------------------------------------
                                              (Restated)
Sales                                      $           -     $           -    $       35,411    $       35,411

Cost of sales                                          -                 -            56,453            56,453
---------------------------------------------------------------------------------------------------------------

Gross loss                                             -                 -           (21,042)          (21,042)

Expenses:
     Sales and marketing                   $     323,017     $     595,443    $      391,361    $    1,313,257
     Research and development                    141,299           436,471           598,808         1,202,114
     General and administrative                  479,601         3,233,975         6,655,727        10,369,303
---------------------------------------------------------------------------------------------------------------
Total expenses                                   943,917         4,265,889         7,645,896        12,884,674
---------------------------------------------------------------------------------------------------------------

Loss from operations                             943,917         4,265,889         7,666,938        12,905,716

Financing costs                                        -         1,793,165         2,003,598         3,796,763

Interest expense                                 290,791           171,742           163,032           625,565
---------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes         1,234,708         6,230,796         9,833,568        17,328,044

Provision for income taxes (note 11)                   -                 -                 -                 -

---------------------------------------------------------------------------------------------------------------
Loss for the period                        $   1,234,708     $   6,230,796    $    9,833,568    $   17,328,044
---------------------------------------------------------------------------------------------------------------

Basic and diluted loss
   per common share (note 16)              $        0.41     $        1.73    $         1.48

---------------------------------------------------------------------------------------------------------------

Shares used in computing basic and
   diluted loss per common share               2,995,000         3,595,000         6,628,034

---------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Interactive Media, Inc.
(FORMERLY POWER KIOSKS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss
(in U.S. dollars)

Years ended July 31, 1999, 2000 and 2001

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                                  May 13, 1998
                                                              Years ended July 31,              (inception) to
                                                 1999               2000              2001       July 31, 2001
---------------------------------------------------------------------------------------------------------------
                                           (Restated)

Loss for the period                    $   (1,234,708)    $   (6,230,796)   $   (9,833,568)    $   (17,328,044)

Other comprehensive income (loss):
     Currency translation adjustment          (21,790)            33,000           (97,844)            (85,754)

---------------------------------------------------------------------------------------------------------------
Comprehensive loss                     $   (1,256,498)    $   (6,197,796)   $   (9,931,412)    $   (17,413,798)
---------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Interactive Media, Inc.
(FORMERLY POWER KIOSKS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Deficiency
(in U.S. dollars)

Years ended July 31, 1999, 2000 and 2001



------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated   Deficit
                                                                                                 other     accumulated
                                                                                   Deferred  comprehensive during the       Total
------------------------------------------------------------------------------------------------------------------------------------
                                         Common shares              Contributed  stock-based    income    development  stockholders'
------------------------------------------------------------------------------------------------------------------------------------
                                        Number  Amount   Warrants      surplus  compensation   (loss)      stage        deficiency
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 1998              1,024,450   $  102  $        - $       (36)$        -  $      880 $    (28,972)
   $                                   (28,026)
Deferred stock-based compensation
     (note 8(b)) (restated)            245,550       25           -     491,409   (491,434)          -            -             -
Shares issued in exchange for
     financing services
     (note 8(b)) (restated)            120,000       12           -     301,703          -           -            -       301,715
Amortization of deferred stock-
     based compensation (restated)           -        -           -           -    491,434           -            -       491,434
Currency translation adjustment
     (restated)                              -        -           -           -          -     (21,790)           -       (21,790)
Loss for the period (restated)               -        -           -           -          -           -   (1,234,708)   (1,234,708)
---------------------------------------------------------------------------------------------------------------------------------

Balances, July 31, 1999 (restated)   1,390,000      139           -     793,076          -     (20,910)  (1,263,680)     (491,375)
Shares issued pursuant to reverse
   acquisition (note 2)              2,995,539      300           -        (300)         -           -            -             -
Contributed surplus (note 8(c))              -        -           -     194,849          -           -            -       194,849
Deferred stock-based compensation
   (note 8(c))                         450,000       45           -   7,475,918 (7,460,236)          -            -        15,727
Shares issued for cash,
     net of issue costs                539,545       54           -     770,748          -           -            -       770,802
Amortization of deferred
     stock-based compensation                -        -           -           -  3,072,111           -            -     3,072,111
Currency translation adjustment              -        -           -           -          -      33,000            -        33,000
Loss for the period                          -        -           -           -          -           -   (6,230,796)   (6,230,796)
---------------------------------------------------------------------------------------------------------------------------------

Balances, July 31, 2000              5,375,084      538           -   9,234,291 (4,388,125)     12,090   (7,494,476)   (2,635,682)
Shares issued for cash,
       net of issue costs              796,500       79           -     763,463          -           -            -       763,542
Shares issued for services
       (note 8(d))                   1,270,000      127           -   6,409,357          -           -            -     6,409,484
Shares cancelled (note 8(d))          (200,000)     (20)          -          20          -           -            -             -
Warrants issued for services
      (note 8(d) and 9)                      -        -   1,170,200           - (1,152,000)          -            -        18,200
Shares issued on settlement of
   accrued finance costs (note 8(d))   225,000       22           -   1,012,478          -           -            -     1,012,500
Amortization of deferred stock
   based compensation                        -        -           -           -  1,204,333           -            -     1,204,333
Currency translation adjustment              -        -           -           -          -     (97,844)           -       (97,844)
Loss for the period                          -        -           -           -          -           -   (9,833,568)   (9,833,568)

---------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 2001              7,466,584   $  746  $1,170,200 $17,419,609 $(4,335,792)$  (85,754)$(17,328,044) $ (3,159,035)
---------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Interactive Media, Inc.
(FORMERLY POWER KIOSKS, INC.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(in U.S. dollars)

Years ended July 31, 1999, 2000 and 2001

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                                                                                  May 13, 1998
                                                            Years ended July 31,                (inception) to
                                                 1999               2000              2001       July 31, 2001
---------------------------------------------------------------------------------------------------------------
                                           (Restated)
Cash flows from operating activities:
     Loss for the period                $  (1,234,708)     $  (6,230,796)    $  (9,833,568)     $  (17,328,044)
     Items not affecting cash:
         Amortization and write-down
           of assets                              308             57,481           275,440             333,229
         Accretion of interest on loan
           payable                            234,513                  -                 -             234,513
         Stock-based compensation
           expense                            479,601          3,388,007         7,455,987          11,323,595
         Accrued interest on loan payable           -            192,934           163,032             355,966
     Change in operating assets and liabilities:
         Accounts receivable                        -             26,961                 -              26,961
         Investment tax credits receivable    (33,105)                 -            20,737             (12,368)
         Inventories                         (342,020)            18,944            (1,787)           (324,863)
         Miscellaneous receivable             (26,276)                 -               547             (25,729)
         Prepaid expenses                     (13,347)           (30,401)           40,228              (3,520)
         Accounts payable                      54,491             65,698           707,365             827,554
         Accrued liabilities                   67,559            285,353           114,970             401,882
         Accrued salaries payable                   -            150,408          (148,890)              1,518
---------------------------------------------------------------------------------------------------------------
     Net cash flows used in operating
       activities                            (812,984)        (2,075,411)       (1,205,939)         (4,189,306)

Cash flows from financing activities:
     Accrued finance costs payable                  -          1,022,817                 -           1,022,817
     Issuance of common shares,
       net of issue costs                           -            770,748           763,542           1,534,359
     Increase (decrease) in bank
       indebtedness                            20,451            (26,125)           (9,174)            (14,848)
     Loan proceeds                            678,426            519,701            14,822           1,216,086
     Issuance of convertible notes                  -             40,761                 -              40,761
     Due to shareholders                      137,651            (17,527)          593,745             713,869
---------------------------------------------------------------------------------------------------------------
     Cash flows from financing activities     836,528          2,310,375         1,362,935           4,513,044

Cash flows from investing activities:
     Purchase of property and equipment        (7,153)          (243,749)         (154,912)           (405,814)
---------------------------------------------------------------------------------------------------------------
     Cash flows used in investing activities   (7,153)          (243,749)         (154,912)           (405,814)

Effect of currency translation of
   cash balances                              (16,391)             8,785            (2,084)             82,076
---------------------------------------------------------------------------------------------------------------

Increase in cash                                    -                  -                 -                   -

Cash, beginning of period                           -                  -                 -                   -

---------------------------------------------------------------------------------------------------------------
Cash, end of period                     $           -     $            -    $            -     $             -
---------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
     Interest paid                      $           -     $            -    $            -     $             -
     Income taxes paid                              -                  -                 -                   -

---------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures (note 16)



          See accompanying notes to consolidated financial statements.

Power Interactive Media, Inc.
(FORMERLY POWER KIOSKS, INC.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(in U.S. dollars)

Years ended July 31, 1999, 2000 and 2001

--------------------------------------------------------------------------------


1.   General:


     (a)  The Company:


     Power Interactive Media, Inc. (formerly Power Kiosks, Inc.) (the "Company") is currently in the development stage. Its activities primarily consist of the development and marketing of kiosk digital imaging systems and raising capital.


     The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.


     (b)  Going concern:

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $17,328,044 as at July 31, 2001 (2000 - $7,494,476). The Company has as yet
     not generated significant revenue. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.   Reverse acquisition:


     On February 23, 2000, the Company entered into an agreement for the exchange of common stock with Power Photo, a Canadian corporation. Under the terms of the agreement, the Company issued 2,995,539 common shares in exchange for all of the issued and outstanding shares (1,000,000 common shares) of Power Photo. At the time of the transaction, the Company had nominal net assets.


     As the former shareholders of Power Photo control the consolidated entity, the transaction was accounted for as a reverse acquisition, whereby, notwithstanding the legal acquisition of Power Photo by the Company, the transaction has been accounted for as an acquisition of the Company by Power Photo on February 23, 2000. The consolidated financial statements of the combined entity are issued under the name of the legal parent but are considered the continuation of the financial statements of the legal subsidiary, Power Photo. As Power Photo was deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values. The Company has adopted the fiscal year end of Power Photo, being July 31. The comparative financial statements for the year ended July 31, 1999 are those of Power Photo.


3.   Significant accounting policies:


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

     (c)  Inventories:


     Inventories, which consist of paper for the Kiosk digital imaging systems are valued at the lower of cost and replacement cost with cost being determined on a first-in, first-out basis.


     (d)  Property and equipment:


     Property and equipment are stated at cost, net of accumulated amortization and are depreciated over their useful lives. Amortization is computed using the straight-line method as follows:

           Kiosk digital imaging systems..................... 33%
           Computer and other equipment...................... 10% - 20%


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

     (f)  Stock-based compensation:


     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options. Under APB 25, deferred stock-based compensation is recorded at the option grant date in an amount equal to the difference between fair market value of a common share and the exercise price of the option. Deferred stock-based compensation resulting from employee option grants is amortized over the vesting period of the individual options, in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company applies the fair value method of SFAS 123 for valuing options granted to non-employees.


     (g)  Currency translation:


     Monetary assets and liabilities of the Company and of its wholly owned subsidiary, which is an integrated foreign operation, that are denominated in foreign currencies are translated into Canadian dollars (which is considered to be the functional currency) at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the historical exchange rate. Transactions included in operations are translated at the average rate for the period. Exchange gains and losses resulting from the translation of these foreign-denominated amounts are reflected in the consolidated statement of operations in the period in which they occur. As the Company's reporting currency is the U.S. dollar, the Company translates assets and liabilities denominated in Canadian dollars into U.S. dollars at the exchange rate prevailing at the balance sheet date, and the results of operations at the average rate for the period. Cumulative translation adjustments are included as a separate component of stockholders' deficiency within other comprehensive income (loss).


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

     (i) Impairment of long-lived assets:

     The  Company  accounts  for  long-lived   assets  in  accordance  with  the
     provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     (j)  Investment tax credits:

     The Company is entitled to Canadian federal and provincial investment tax credits which are earned as a percentage of eligible current and capital research and development expenditures incurred in each taxation year. Certain investment tax credits were fully refundable to the Company until as it was a Canadian-controlled private corporation Currently, at which time, investment tax credits are available to be applied against future income tax liabilities, subject to a 10-year carryforward period. Investment tax credits are accounted for as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of long-term nature, provided that the Company has reasonable assurance that the tax credits will be realized.


     (k) Income taxes:

     Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     (l)  Loss per common share:

     Loss per common share has been calculated on the basis of loss for the period divided by the weighted average number of common shares outstanding during each period.

     (m) Comprehensive income:

     SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions.

     (n) Fair values of financial assets and financial liabilities:

     The carrying values of miscellaneous receivable, bank indebtedness, accounts payable, accrued liabilities, accrued salaries payable, accrued financing costs payable and loans payable approximate their fair values due to the relatively short periods to maturity of the instruments. The fair value of the due to shareholders cannot be determined due to their related party nature and terms.


4.   Property and equipment:

--------------------------------------------------------------------------------------------------------
                                                                        Accumulated            Net book
       2000                                               Cost         amortization               value
--------------------------------------------------------------------------------------------------------
       Kiosk digital imaging systems              $   527,115         $     55,120        $    471,995
       Computer and other equipment                     8,805                1,781               7,024

--------------------------------------------------------------------------------------------------------
                                                  $   535,920         $     56,901        $    479,019
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                                        Accumulated            Net book
       2001                                               Cost         amortization               value
--------------------------------------------------------------------------------------------------------

       Kiosk digital imaging systems              $   662,025         $    285,379        $    376,646
       Computer and other equipment                    13,509                3,562               9,947

--------------------------------------------------------------------------------------------------------
                                                  $   675,534         $    288,941        $    386,593
--------------------------------------------------------------------------------------------------------

     Amortization of $206,456 was recorded during the year (1999 - $308; 2000 - $57,481).


     The kiosk digital imaging systems are pledged as security for a loan payable (note 5).


5.   Loans payable:

-------------------------------------------------------------------
                                         2000                 2001
-------------------------------------------------------------------
       Loan payable            $      941,492       $      915,460
       Promissory notes               245,460              210,000
       Accrued interest               190,990              341,336
       Other loan payable                   -               50,000
-------------------------------------------------------------------
                               $    1,377,942       $    1,516,796
-------------------------------------------------------------------


     The loan payable bears interest at the following rates: May 10, 1999 to July 30, 1999 - 12% per annum; July 30, 1999 to August 31, 1999 - $450 per day; subsequent to September 14, 1999 - $700 per day. The loan is secured by the kiosk digital imaging systems or any receivable from the sale of these systems. The original maturity date of the loan was July 30, 1999 and the maturity date was extended as described in note 8 and presently has no repayment terms. In connection with the loan, the Company issued 120,000 common shares of the Company to the lender. As a result, $240,300 of the loan proceeds, representing the fair value of the 120,000 common shares has been allocated to share capital, with the remainder of the proceeds reflected as loan payable. The loan payable is accreted to the principal amount of the loan and the accretion is reflected as interest expense in the consolidated statements of operations for the year ended July 31, 1999.


     The promissory notes bear interest at the rate of 10% per annum and are due on demand.


     The other loan payable was repayable September 25, 2001 and must be repaid from any funds obtained from a potential financing. The advance bears interest at $10,000 for each sixty-day period.

6.   Due to shareholders:


     The amounts due to shareholders bear no interest and are unsecured. Terms of repayment have not been established.


7.   Convertible notes:


     During January 2000, the subsidiary, Power Photo, issued eight units, each consisting of a 12% convertible note due December 31, 2000 for total cash proceeds of Cdn. $60,000. Each unit was convertible at the option of the holder into 390 Class A common shares of Power Photo at the due date.


8.   Capital stock:


     (a) On February 22, 2000, the Company's shareholders authorized a 2.78-for-one stock split and 15,290,000 common shares were cancelled by the Company without consideration. As described in note 2, the Company entered into a reverse acquisition and issued 3 post-stock-split shares of the Company for every outstanding common share of Power Photo.


     All references to common shares, common shares outstanding, stock options and per share amounts in these financial statements have been restated to reflect the above transactions on a retroactive basis.


     (b) July 31, 1999:


     (i) In May 1999, the Company issued 245,550 common shares of the Company to an officer and shareholder for nominal consideration. The Company recorded stock-based compensation of $491,434, representing the difference between the fair value of the common shares and the issue price.


     (ii) On July 27, 1999, the Company issued 120,000 common shares to its lender in consideration for the extension of the maturity date of the loan described in note 5 from July 30, 1999 to August 31, 1999. The fair value of the shares issued has been recorded as a deferred financing cost which was amortized over the term of the extension period.

     (c) July 31, 2000:


     (i) On September 14, 1999, two senior officers and shareholders of the Company transferred title to 90,000 common shares of the Company to the lender of the Company in consideration for the extension of the maturity date of the loan described in note 6 from August 31, 1999 to December 17, 1999. The fair value of the shares transferred has been recorded as contributed surplus and as a deferred financing cost which is amortized over the term of the extension period.


     (ii) On January 12, 2000, a senior officer and shareholder of the Company transferred title to 45,000 common shares of the Company to the lender of the Company in consideration for the indefinite extension of the maturity date of the loan described in note 6. The fair value of the shares transferred has been recorded as contributed surplus and a financing cost.


     (iii)On February 24, 2000, the Company issued 350,000 common shares for proceeds of $300,000, net of issue costs of $50,000. In connection with the share issuance, warrants were issued to acquire 300,000 common shares exercisable at a price of $0.01 per share. The warrants expire February 24, 2003. Deferred stock-based compensation of $525,000 has been recorded, representing the difference between fair value and the proceeds received.


     (iv) During July 2000, the Company issued 120,000 common shares to a company controlled by two senior officers and shareholders of the Company as repayment of a loan payable of $15,727. Accordingly, the Company has recorded stock-based compensation of $639,955, representing the difference between the fair value of the common shares and that of the loan payable.

     (v) During July 2000, two senior officers and shareholders of the Company were awarded 330,000 shares of the Company upon signing of employment contracts. The terms of the employment contracts expire in June 2005. Accordingly, the Company has recorded stock-based compensation of $1,832,781, representing the difference of the fair value of the shares issued. In addition, during July 2000, the Company granted options to these officers to acquire 1,000,000 common shares of the Company with an exercise price of $1 per share vesting 20% per year. Deferred stock-based compensation of $4,462,500 has been recorded, representing the difference between the fair value of the shares and the exercise price of the options.


     (d) July 31, 2001:


     (i) During August 2000, the Company issued 20,000 common shares in exchange for investor consulting services pursuant to a consulting agreement expiring in February 2001. Financing expenses of $109,200 has been recorded, representing the fair value of the common shares issued.


     (ii) During September 2000, the Company issued 300,000 common shares to directors of the Company for no consideration and warrants to acquire 200,000 common shares of the Company with an exercise price of $1 per share. The warrants vest on a quarterly basis commencing May 1, 2001 and expire during September 2003.


          The Company recorded stock-based compensation of $1,995,000, representing the fair value of the common shares. The Company recorded deferred stock-based compensation of $1,110,000 for the warrants granted, representing the difference between the fair value of the warrants and the issue price.


          During April 2001, a board resolution was passed authorizing the cancellation of these 300,000 common shares to be replaced by the issuance of warrants to acquire 300,000 common shares of the Company with an exercise price of $0.25 per share. The warrants vest over a three-year period and expire during April 2004. (See note 9 for details of stock compensation cost.) As at July 31, 2001, 200,000 shares have been cancelled.

     (iii)During September 2000, two senior officers and shareholders of the Company were awarded 120,000 common shares of the Company in exchange for services provided in securing contracts for the Company. The Company recorded stock-based compensation of $798,000, representing the fair value of the common shares.


          During April 2001, a board resolution was passed authorizing the cancellation of these 120,000 common shares to be replaced by the issuance of warrants to acquire 300,000 common shares of the Company with an exercise price of $0.25 per share. The warrants vest over a three-year period and expire during April 2004. (See note 9 for details of stock compensation cost.)


     (iv) During October 2000, the Company issued 225,000 common shares to a former supplier as settlement for amounts due of $1,025,500.


     (v) On November 21, 2000, the Company issued 580,000 common shares to consultants as consideration for legal and consulting services provided to the Company and as settlement of an accrued liability of $66,000. The Company has recorded stock-based compensation in the amount of $2,136,000, representing the difference between the fair value of the common shares and the accrued liability.


     (vi) During December 2000, the Company issued 250,000 common shares as settlement of a loan payable of $39,000, accordingly, the Company has recorded stock-based compensation in the amount of $838,500 representing the difference between the fair value of the common shares and the loan payable.


     (vii)During April 2001, the Company entered into a contract with a financial advisor whereby a portion of the advisor's fee was paid by the issuance of 10,000 common shares and 50,000 warrants to purchase common stock with an exercise price of $0.50 per share. The 10,000 shares were issued at $0.40 per share, which reflects market value at that time. The issuance of the warrants resulted in stock-based compensation costs representing the fair value of the warrants of $8,200.

     (viii)During July 2001, the Company issued 100,000 common shares to a director of the Company for no consideration and warrants to acquire 50,000 common shares of the Company with an exercise price of $0.25 per share. The warrants vest immediately and expire July 2004.


          The Company recorded stock-based compensation of $45,000, representing the fair value of the common shares issued. The Company recorded stock-based compensation of $10,000 for the warrants granted, representing the difference between the fair value of the common shares and the exercise price.


     (ix) On April 15, 2001, pursuant to the filing of the Registration Statement, the board approved the issuance of 1,140,000 common shares as follows:


          740,000 shares are to be issued to employees for no consideration. The Company recorded stock-based compensation of $214,000, representing the difference between the fair value of the common shares and the consideration to be received.


          300,000 shares are to be issued in settlement for amounts due of $105,000. To date, these shares have not been issued and, accordingly, the value of the accrual has been maintained in the financial statements.


          100,000 shares are to be issued as settlement for investor relations services received. The Company has recorded stock-based compensation of $29,508, representing the difference between the fair value of the common shares and the consideration to be received.


     (e) Common stock issued and outstanding as at July 31, 2001 include common shares for which share certificates have not been registered by the Company's share transfer agent as of July 31, 2001.

9.   Warrants:


     On April 15, 2001, the board approved the issuance of warrants to acquire 1,055,000 common shares at an exercise price of $0.25 per share. The warrants vest over a three-year period and expire during April 2004, resulting in deferred stock-based compensation of $42,000.


     As at July 31, 2001, the Company had 1,655,000 warrants outstanding with an exercise price ranging from $.01 to $1.0 and expiring from 2003 to 2004.


10.  Stock compensation plan:


     During October 2000, the Company's stock compensation plan (the "Plan") was established for the benefit of the employees and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the Plan is 700,000 shares, provided that the Board of Directors of the Company has the right, from time to time, to increase such number. During April 2001, the Board approved an increase in the Plan to 2,500,000 shares subject to the filing of a Registration Statement with the Securities and Exchange Commission. The Registration Statement was filed on October 11, 2001.


     The weighted average grant date fair value of options outstanding at July 31, 2001 was $5.46 per share.


     The following options were outstanding as at July 31, 2001:

--------------------------------------------------------------------------------------------
                          Options outstanding                       Options exercisable
                   ------------------------------------------   ---------------------------
                                                     Weighted
                                                      average
                                     Weighted       remaining                      Weighted
                                      average     contractual                       average
                        Number       exercise            life    Exercisable       exercise
                   outstanding          price          (year)        options          price
--------------------------------------------------------------------------------------------
 Common shares       1,000,000       $    1.0            7.0    $    200,000        $   1.0

--------------------------------------------------------------------------------------------

     For purposes of computing pro forma loss and loss per share that would have resulted if the Company had accounted for its stock option awards under the fair value recognition provision of SFAS 123, the fair value of each option grant is estimated on the date of grant using the fair value method with the following assumptions:

-------------------------------------------------------------------
                                      2000                 2001
-------------------------------------------------------------------
       Volatility                     150%                 181%
       Risk-free interest rate       5.86%                5.41%
       Dividend yield                    -                    -
       Expected life (years)             8                4.5

-------------------------------------------------------------------


     The table below sets out the pro forma amounts of loss and loss per share that would have resulted if the Company had accounted for its stock options under the fair value recognition provisions of SFAS No. 123.

--------------------------------------------------------------------------------------------------
                                                               Years ended July 31,
                                                    1999                2000                 2001
--------------------------------------------------------------------------------------------------
                                              (Restated)
       Loss for the period:
       As reported                       $     1,234,708      $    6,230,796       $    9,833,568
       Pro forma                               1,234,708           6,244,796           10,065,568

--------------------------------------------------------------------------------------------------

       Basic loss per common share:
       As reported                       $          0.41      $         1.73       $         1.44
       Pro forma                                    0.41                1.74                 1.52

--------------------------------------------------------------------------------------------------

11.  Provision for income taxes:


     The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before provision for income taxes. The sources and tax effects of the differences are as follows:

--------------------------------------------------------------------------------------------------------
                                                        1999                  2000                 2001
--------------------------------------------------------------------------------------------------------
                                                  (Restated)
Basic rate applied to loss before
  provision for income taxes                   $    (538,333)      $    (2,616,000)      $   (4,130,000)
Adjustments resulting from:
    Stock-based compensation
       not deducted for tax                          308,752             1,947,000            3,132,000
    Change in valuation allowance
       due to change in enacted tax rate                   -                     -              255,000
    Other                                             (1,048)              (10,000)              25,000
Change in valuation allowance                         230,629              679,000              718,000

--------------------------------------------------------------------------------------------------------
Provision for income taxes                     $           -       $             -       $            -
--------------------------------------------------------------------------------------------------------


     Significant components of the Company's deferred tax assets are as follows:

---------------------------------------------------------------------------------------------------------
                                                        1999                  2000                 2001
---------------------------------------------------------------------------------------------------------
                                                  (Restated)
Deferred tax asset:
    Benefit of net operating losses
       carried forward                         $     243,087       $       900,000       $    1,532,000
    Amortization                                           -                22,000              108,000
---------------------------------------------------------------------------------------------------------
                                                     243,087               922,000            1,640,000

Less valuation allowance                             243,087               922,000            1,640,000

---------------------------------------------------------------------------------------------------------
                                               $           -       $             -       $            -
---------------------------------------------------------------------------------------------------------

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


     At July 31, 2001, the Company has net operating losses for income tax purposes of approximately $4,200,000, which will expire during 2005 to 2008.


12.  Related party transactions:


     During 2000, the Company made payments of $26,000 to a corporation owned by two senior officers of the Company for management services. No amounts were paid during 2001 and 1999.


13.  Stock-based compensation:


     The Company has recorded stock-based compensation in the statement of operations as follows:

------------------------------------------------------------------------------------
                                           1999              2000             2001
------------------------------------------------------------------------------------
General and administration        $     479,601   $     1,594,842   $    5,452,389
Financing costs                               -         1,793,165        2,003,598

------------------------------------------------------------------------------------
                                  $     479,601   $     3,388,007   $    7,455,987
------------------------------------------------------------------------------------

14.  Segmented information:


     The Company currently operates in one operating segment, being the development and marketing of kiosk digital imaging systems. Substantially all of the Company's long-lived assets are located in Canada. The Company does not have any significant concentrations of credit risk.


15.  Supplemental cash flow disclosures:

--------------------------------------------------------------------------------------------------------
                                                                     Years ended July 31,
                                                          1999                2000                 2001
--------------------------------------------------------------------------------------------------------
                                                    (Restated)
Deferred stock-based compensation                $     491,434      $    7,460,236       $    1,152,000
Shares issued as settlement of
  loan payable                                               -              15,414               39,000
Inventory reclassified to property
  and equipment                                              -             290,608                    -
Shares issued as settlement of accrued
  financing fees                                             -                   -            1,012,500
Shares issued as settlement of
  accounts payable                                           -                   -               66,000

--------------------------------------------------------------------------------------------------------


16.  Loss per share:


     Due to the net loss for all periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per share. Common shares issuable on the exercise of common shares that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive for the year ended July 31, 1999, 2000 and 2001, and amounted to nil, 100,000 and 1,726,000, respectively.

17.  Commitments:


     (a) The Company has entered into various licensing agreements that provide for royalty payments of between 5% and 10% of net revenue, and minimum royalty payments over the terms of the agreements as follows:

          -------------------------------

           2002          $    295,000
           2003                20,000
           2004                 5,000

          -------------------------------
                         $    320,000
          -------------------------------


     (b) The Company is committed to the following payments for leased premises:

          --------------------------------

          2002           $     88,000
          2003                 81,000

          --------------------------------
                         $    169,000
          --------------------------------


18.  Subsequent events:


     On October 3, 2001, the Company received a loan of $160,000 from a director of the Company. The loan bears interest at 6.25% and entitles the director to receive a finance fee of 50,000 common shares of the Company prior to November 30, 2001. The loan is secured by ten of the Company's Digital photo kiosks. The loan and accrued interest are to be repaid from the proceeds of a potential financing of the Company which has not been finalized.


     Subsequent to year end, the Company received a loan in the amount of $55,000 from a third party. The loan is unsecured, non-interest bearing and is to be repaid from the proceeds of a potential financing of the Company which has not been finalized. The third party is acting as a consultant to the Company for this potential financing.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                     Age        Position(s) with Company
---------------------    ---        -------------------------
Ronald Terry Cooke       55         President and Chairman

Allan Turowetz           53         Vice President and Director

Jean Arthur Beliveau     70         Director

June Nichols Sweeney     65         Director

James Martin Bates       45         Director

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

Business Experience

     Ronald Terry Cooke, age 55, is the President and Chairman of the Board. Mr. Cooke has a Master of Business Administration degree from McMaster University and two undergraduate degrees from the University of Waterloo. He is the co-founder of The Nack Company Ltd., which recently introduced a revolutionary and highly acclaimed new utility knife to the North American marketplace. From 1988 to 1997, Mr. Cooke was the Executive Vice-President of Sony of Canada Ltd., responsible for maximizing revenues through effective fiscal and operation management, planning and administration. He has also held senior positions with Alexander Proudfoot and the Canadian Imperial Bank of Commerce. From 1967 to 1985, he worked with Shell Canada and Shell Canada Resources, holding increasingly senior positions, including Senior Advisor, Business Development.

     Allan Turowetz, age 53, is the Executive Vice President and Director of the Company. Mr. Turowetz is a corporate consulting specialist, sociologist, author and former professor of The Sociology of Sports at Concordia University. He has a Masters degree in Sociology from McGill University and an undergraduate degree from Sir George Williams University. Over the past 15 years, Mr. Turowetz provided corporate training and team building seminars to numerous Fortune 100 companies, including AT&T, Sony and Toshiba. From 1990 to 1997, he was President of Team Building Associates. He has also had an academic career, including 21 years as Sessional Professor of Sociology at Condordia University and 14 years a Professor of Sociology at Dawson College.

     Jean Arthur Beliveau, age 70, is a Director of the Company. Mr. Beliveau played centerman for the Montreal Canadiens for close to twenty (20) seasons, achieving impressive statistical records that stood for many years. Mr. Beliveau went on to a twenty two (22) year career as the Canadiens' Senior Vice President of Corporate Affairs. Mr. Beliveau is also the author of "My Life in Hockey", the story of his career and his philosophy of winning through teamwork.

     June Nichols Sweeney, age 65, is a Director of the Company. Ms. Sweeney currently sits on the board of American Enterprise.com Corp. and has sat on the boards of Georgia Certified Development Corp., and TransMillenial Resource Corp. From 1980-1992, Ms. Sweeney held positions with the US Small Business Administration (SBA), rising from Special Assistant to the Regional Administrator, to Regional Administrator for Region IV, and finally serving as the Deputy Administrator during the Bush Administration. Ms. Sweeney's public service includes serving as Advisory Committee Member to the Export-Import Bank
(1996), Advisory Council Member to the National Council of Women Advisors to Congress (1995-1997) and Civic Leader Representative to the United States Strategic Command (1995). Awards include the "Power of One" Award presented by Senator Paul Coverdale (1998), Presidential Commendation and the Presidential Quality and Management Improvement Award from President George Bush, and the Small Business Administrations Administrator's Award, Performance Awards (10 years) and Achievement Award.

     James Martin Bates, age 45, is a Director of the Company. Mr. Bates recently resigned as Senior Vice-President of U.S. and International Distribution for the Golf Channel in Orlando, FL. There he was responsible for worldwide distribution of the network. Mr. Bates attended Springfield College in Springfield, ME between 1975 and 1979. There he earned a degree in Psychology and Political Science. He also holds a certificate of study from Harvard University in Negotiation for Senior Executives and the Cambridge Forum in Executive Leadership.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

                                           Annual
                                           Comp          Annual
                          Annual Comp      Bonus         Comp         LT Comp        LT Comp        LTIP
Name and Post     Year    Salary               ($)       Other        Rest Stock     Options        Payouts      All Other
----------------- ------- -------------    ----------    ---------    ----------     ----------     ----------   ------------
Ronald Terry      1998
Cooke             1999
(1)(3)(5)(6) (7)  2000    $120,000                                                   100,000
                  2001    $120,000

Allan Turowetz    1998
(2)(3)(5)(7)      1999
                  2000    $100,000                                                   100,000
                  2001    $100,000

Jean Arthur       1998
Beliveau (4)(7)   1999
                  2000                                                   200,000     100,000
                  2001       $0

June Nichols      1998
Sweeney (4)(7)    1999
                  2000                                                   100,000     100,000
                  2001       $0

James Martin      1998
Bates(8)          1999
                  2000
                  2001       $0

(1) In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is one hundred twenty thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's common stock, which were issued in August 2000, as well as a seventy-five thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted common stock annually, which options are exercisable at a price of one dollar ($1.00) per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because Mr. Cooke is a Canadian resident. ee Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(2) In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its common stock to Allan Turowetz, the Company's current Vice-President and Director. ee Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In August 2000, the Company issued 120,000 shares of its restricted common stock to TPE, which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada. ee Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its common stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. In June 2001, the Mr. Beliveau returned his shares to the Company for cancellation and they were returned to the Company's authorized, but unissued common stock. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. ee Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. 60,000 shares of the Company's common stock were issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 290,000 shares were issued each to Donald F. Mintmire, legal counsel to the Company and to Noreen Wilson, a consultant to the Company. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In March 2001, Ronald Terry Cooke, the Company's current Chairman and President loaned the Company $90,000. The loan is not evidenced by a note, bears no interest and is payable on demand. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(7) In April 2001, the Company, at a meeting of the Board of Directors, approved the issuance of warrants to purchase 40,000, 200,000, 250,000, 250,000, 200,000, 200,000 and 15,000 shares of the Company's common stock exercisable at a price of $0.25 per share for a period of three (3) years to Evelyn Armstrong, Jeff Baun, Allan Turowetz the Company's current Vice President and Director, Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Greg Woodall respectively pursuant to a Registration Statement on Form S-8 to be filed by the Company. The Company also approved the issuance of 100,000, 700,000, 40,000 and 300,000 shares of the Company's common stock to be issued to Robert Delvecchio, Noreen Wilson, Dmitry Ivanov and Donald Mintmire respectively pursuant to the same S-8 Registration Statement. The Board also approved the cancellation of 60,000, 200,000, 200,000 and 60,000 shares of the Company's common stock previously issued to Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Allan Turowetz the Company's current Vice President and Director respectively. The Board also rescinded a $75,000 bonus previously awarded to Allan Turowetz and a $75,000 bonus awarded to Ronald Terry Cooke. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(8) In July 2001, pursuant to the Company's Bylaws, the Company increased the number of directors from five (5) to six (6). The Directors filled the vacancy with James Martin Bates, who will serve as a Director until the next annual meeting of the shareholders. In connection with his appointment, in October 2001, the Company issued 100,000 shares of its restricted common stock to Mr. Bates as compensation for bona fide services to the Company. For such offering, the Company relied on the 506 exemption and Section 517.061(11) of the Florida Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of July 31, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of           Title of         Amount and Nature of       Percent of
Beneficial Owner               Class            Beneficial Owner             Class
---------------------------  -----------    --------------------------    ----------
Ronald Terry Cooke(1)(2)(4)   Common           1,704,846                    24.4%
(7)(8)(9)

Allan Turowetz(1)(3)(4)(7)    Common           1,328,146                    19.0%
(9)

Jean Arthur Beliveau(1)(5)    Common                   0                       0%
(9)

June Nichols Sweeney(1)(5)    Common             100,000                     1.4%
(9)

James Martin Bates(1)(10)     Common                   0                       0%

All Executive Officers and
Directors as a Group
[five (5) persons]            Common           3,269,692                    46.8%

Thomson Kernaghan &           Common             600,000                     8.6%
Co., Ltd.(1)(6)
----------

(9) The address for each of the above is c/o Power Interactive Media, Inc., 181 Whitehall Drive, Markham, Ontario, Canada L3R 9T1, except for Thomas Kernaghan & Co. Ltd, whose address is 65 Bay Street, 10th Floor, Toronto, Ontario M5H 2V2.

(10) In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is one hundred twenty thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's common stock, which were issued in August 2000, as well as a seventy-five thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted common stock annually, which options are exercisable at a price of one dollar ($1.00) per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because Mr. Cooke is a Canadian resident. ee Part III, Item 12. "Certain Relationships and Related Transactions".

(11) In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its common stock to Allan Turowetz, the Company's current Vice-President and Director. ee Part III, Item 12. "Certain Relationships and Related Transactions".

(12) In August 2000, the Company issued 120,000 shares of its restricted common stock to TPE, which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada. ee Part III, Item 12. "Certain Relationships and Related Transactions".

(13) In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its common stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. In June 2001, the Mr. Beliveau returned his shares to the Company for cancellation and they were returned to the Company's authorized, but unissued common stock. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident. ee Part III, Item 12. "Certain Relationships and Related Transactions".

(14) In October 2000, the Company executed a promissory note in favor of TK in the principal amount of $110,000. The Company actually received $100,000, as $10,000 was deducted as an agent fee. The note bears interest at a rate of ten percent (10%) per annum and is for a term of one (1) year. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(15) In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. 60,000 shares of the Company's common stock were issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 290,000 shares were issued each to Donald F. Mintmire, legal counsel to the Company and to Noreen Wilson, a consultant to the Company. See Part III, Item 12. "Certain Relationships and Related Transactions"

(16) In March 2001, Ronald Terry Cooke, the Company's current Chairman and President loaned the Company $90,000. The loan is not evidenced by a note, bears no interest and is payable on demand. See Part III, Item 12. "Certain Relationships and Related Transactions".

(17) In April 2001, the Company, at a meeting of the Board of Directors, approved the issuance of warrants to purchase 40,000, 200,000, 250,000, 250,000, 200,000, 200,000 and 15,000 shares of the Company's common stock exercisable at a price of $0.25 per share for a period of three (3) years to Evelyn Armstrong, Jeff Baun, Allan Turowetz the Company's current Vice President and Director, Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company,

     June Nichols-Sweeney a current Director of the Company and Greg Woodall respectively pursuant to a Registration Statement on Form S-8 to be filed by the Company. The Company also approved the issuance of 100,000, 700,000, 40,000 and 300,000 shares of the Company's common stock to be issued to
     Robert Delvecchio, Noreen Wilson, Dmitry Ivanov and Donald Mintmire respectively pursuant to the same S-8 Registration Statement. The Board also approved the cancellation of 60,000, 200,000, 200,000 and 60,000 shares of the Company's common stock previously issued to Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Allan Turowetz the Company's current Vice President and Director respectively. The Board also rescinded a $75,000 bonus previously awarded to Allan Turowetz and a $75,000 bonus awarded to Ronald Terry Cooke. See Part III, Item 12. "Certain Relationships and Related Transactions".

(18) In July 2001, pursuant to the Company's Bylaws, the Company increased the number of directors from five (5) to six (6). The Directors filled the vacancy with James Martin Bates, who will serve as a Director until the next annual meeting of the shareholders. In connection with his appointment, in October 2001, the Company issued 100,000 shares of its restricted common stock to Mr. Bates as compensation for bona fide services to the Company. For such offering, the Company relied on the 506 exemption and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In June 2000, the Company executed a promissory note in favor of TK in the principal amount of $250,000. The loan had a maturity date of August 31, 2000. In December 2000, TK converted all outstanding principal and interest into 250,000 shares of the restricted common stock of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because the investor is a foreign entity located in Canada.

     In July 2000, the Company entered into an employment agreement with Ronald Terry Cooke, to employ him as President and CEO of the Company. The term of the agreement is for a period of five (5) years, beginning July 1, 2000. Mr. Cooke's initial basic compensation is one hundred twenty thousand dollars ($120,000) per year. Such salary will be reviewed as appropriate by the Board of Directors of the Company and may be increased in the Board's sole discretion based upon performance. Mr. Cooke received a signing bonus of two hundred twenty five thousand (225,000) restricted shares of the Company's common stock, which were issued in August 2000, as well as a seventy-five thousand dollar ($75,000) bonus. Under the terms of the employment agreement, Mr. Cooke has the option to purchase up to a total of one hundred thousand (100,000) shares of the Company's restricted common stock annually, which options are exercisable at a price of one dollar ($1.00) per share. The stock options will begin to vest at the end of the employment year commencing on July 1, 2000 and each employment year thereafter. Mr. Cooke will have five (5) years after the shares are vested to exercise the options. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary because Mr. Cooke is a Canadian resident.

     In August 2000, the Company filed a Registration Statement on Form S-8 for the purpose of registering the Company's Year 2000 Consultant Stock Compensation Plan. Pursuant to such plan, the Company issued 105,000 shares of its common stock to Allan Turowetz, the Company's current Vice-President and Director.

     In August 2000, the Company issued 120,000 shares of its restricted common stock to TPE, which is beneficially owned by both Ronald Terry Cooke, the Company's current President and Chairman and Allan Turowetz, the Company's current Vice-President and Director as full and final repayment of a loan by TPE to PPK. For such offering, the Company relied upon the 506 Exemption and no state exemption, as TPE is located in Canada.

     In August 2000, the Company entered into an agreement with Discovery Enterprises, Inc. d/b/a Discovery Financial, Inc. to provide financial consulting and business advisory services including a complete investors relations program for the Company. The term of the contract expired February 23, 2001. For such services, the Company issued 20,000 shares of its common stock upon execution of the agreement. For such offering, the Company relied upon the 506 Exemption and Section 517.061(11) of the Florida code.

     In September 2000, the Company's Board of Directors increased the number of director positions from two (2) to four (4) and appointed June Nichols-Sweeney and Jean Beliveau to fill the vacancies created thereby until the next meeting of the shareholders. The Company approved the issuance of 100,000 and 200,000 shares of its common stock to them respectively, although the shares were not actually issued until November 2000. The Company also granted the new directors warrants to purchase an additional 100,000 shares each, exercisable at a price of $1.00 per share for a period of three (3) years. Ms. Sweeney may exercise the right to purchase a maximum of 25,000 shares every quarter, whereas Mr. Beliveau has the same right beginning May 1, 2001. In June 2001, the Mr. Beliveau returned his shares to the Company for cancellation and they were returned to the Company's authorized, but unissued common stock. For such offering, the Company relied on the 506 Exemption and Section 10-5-9 of the Georgia Code. No state exemption was required for the issuance to Jean Beliveau, as he is a Canadian resident.

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

     In November 2000, the Company filed a Registration Statement on Form S-8 for its Year 2000 Supplemental Employee/Consultant Stock Compensation Plan. 60,000 shares of the Company's common stock were issued each to Ronald Terry Cooke, the Company's current President and Chairman and to Allan Turowetz, the Company's current Vice-President and Director. 290,000 shares were issued each to Donald F. Mintmire, legal counsel to the Company and to Noreen Wilson, a consultant to the Company.

     In November 2000, the Company sold 100,000 shares of its restricted common stock to EIG Capital

Investments, Ltd., a Bermuda limited partnership, for $200,000. Additionally, the Company issued warrants to purchase an additional 100,000 shares of its restricted common stock at an exercise price of $0.0001 per share, which are exercisable for a period of three (3) years. The shares of stock sold as well as the warrant shares carry mandatory registration rights. If the registration statement is not declared effective with two hundred ten (210) days of execution of the original agreement, the Company must pay a cash penalty of $4,000 per month until the registration is declared effective. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as the purchaser is a foreign entity.

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

     In April 2001, the Company, at a meeting of the Board of Directors, approved the issuance of warrants to purchase 40,000, 200,000, 250,000, 250,000, 200,000, 200,000 and 15,000 shares of the Company's common stock exercisable at a price of $0.25 per share for a period of three (3) years to Evelyn Armstrong, Jeff Baun, Allan Turowetz the Company's current Vice President and Director, Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Greg Woodall respectively pursuant to a Registration Statement on Form S-8 to be filed by the Company. The Company also approved the issuance of 100,000, 700,000, 40,000 and 300,000 shares of the Company's common stock to be issued to Robert Delvecchio, Noreen Wilson, Dmitry Ivanov and Donald Mintmire respectively pursuant to the same S-8 Registration Statement. The Board also approved the cancellation of 60,000, 200,000, 200,000 and 60,000 shares of the Company's common stock previously issued to Ronald Terry Cooke the Company's current President and Chairman, Jean Beliveau a current Director of the Company, June Nichols-Sweeney a current Director of the Company and Allan Turowetz the Company's current Vice President and Director respectively. The Board also rescinded a $75,000 bonus previously awarded to Allan Turowetz and a $75,000 bonus awarded to Ronald Terry Cooke.

     In April 2001, the Company engaged the services of Business Strategies Group LLC ("BSG") as an advisor to the Company for transactional, strategic and capital raising activities. The agreement is for a period of one (1) year commencing March 19, 2001. For their services, BSG is to receive 10,000 shares of the Company's common stock, warrants to purchase an additional 50,000 shares at an exercise price of $0.50 per share. Upon completion of a financing transaction of at least $4,000,000, BSG is to receive warrants to purchase 160,000 shares of the Company's common stock at an exercise price of $2.50 per share. All warrants to be issued expire in two (2) years. Additionally, BSG is to receive a cash fee of four percent (4%) of all money raised from BSG sources and a stock fee of three percent (3%). BSG is also to receive Company stock in connection with the placement of either conventional photo kiosks or baby kiosks, a percentage of gross picture revenues and an advertising commission payable in cash. No shares or warrants have been issued to date.

     In April 2001, the Authority set forth proposed financing terms for the planned building of a Company manufacturing facility in Macon, Georgia. The Authority will lend up to $10,000,000 to the Company in the form of revenue bonds for the project. The project is to be planned, designed and constructed during the years 2001 and 2002, with completion scheduled for December 2002. During the term in which the revenue bonds are outstanding, the Authority will hold fee simple title to all of the elements of the project which are acquired with bond proceeds and lease the same to the Company.

     In June 2001, the Company entered into an agreement with ORP LLC which terminated an earlier contract dated January 18, 2001 between the parties. To induce ORP LLC to terminate the contract, the Company committed to issue 12,000 shares of its unrestricted common stock and warrants to purchase an additional 50,000 shares of the Company's common stock at a price of $2.00 per share. For such offering, the Company relied on the 506 Exemption. The Company failed to file an M-11 with the state of New York as of the date of this filing, however they have not yet issued the securities.

     In July 2001, pursuant to the Company's Bylaws, the Company increased the number of directors from five (5) to six (6). The Directors filled the vacancy with James Martin Bates, who will serve as a Director until the next annual meeting of the shareholders. In connection with his appointment, in October 2001, the Company issued 100,000 shares of its restricted common stock to Mr. Bates as compensation for bona fide services to the Company. For such offering, the Company relied on the 506 exemption and Section 517.061(11) of the Florida Code.

     In October 2001, the Company filed a Registration Statement on Form S-8 for its Year 2001 Supplemental Employee/Consultant Stock Compensation Plan. Since that time, 20,000 shares of the Company's common stock have been issued to the Company's transfer agent.

     Since February 2000, the Company has raised a total of $876,912.27 from private sales of its restricted common stock to fifty (50) investors. For such offering, the Company relied upon the 506 Exemption, Section 517.061(11) of the Florida Code, Section 10-5-9 of the Georgia Code, Section 49:3-50(b)(9) of the New Jersey Code and Section 201 of the Pennsylvania Code.

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

5.3      [13]     Opinion of Mintmire & Associates

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

10.20    [10]     Conversion of Note by the Company in favor of Thomson Kernaghan & Co., Ltd. in the principal amount of $250,000 dated June 5, 2000.

10.21    [11]     Consulting Services Agreement between the Company and World of Internet.com AG dated
                  November 15, 2000.

10.22    [11]     Installation Agreement between Power Photo Kiosks, Inc. and Clark Memorial Hospital dated
                  January 15, 2001.

10.23    [11]     Letter of Intent between Power Photo Kiosks, Inc., Playtime Entertainment, Inc. and KRI Canada
                  Ltd. dated November 21, 2000.

10.24    [12]     Letter of Engagement between Power Photo Kiosks, Inc. and Peyser Associates Incorporated
                  dated March 26, 2001.

10.25    [12]     Partnership Agreement between the Company and Child Watch of North America dated April 4,
                  2001.

10.26    [12]     Engagement Letter of Business Strategies Group by the Company dated April 30, 2001.

10.27    [12]     Macon-Bibb County Industrial Authority Financing Proposal dated April 18, 2001.

10.28    [13]     Power Interactive Media, Inc. Year 2001  Employee/Consultant Stock Compensation Plan.

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

23.1     [6]      Consent of KPMG, LLP.

23.2     [6]      Consent of Mintmire & Associates (contained  in  the opinion filed as Exhibit 5.1)

23.3     [8]      Consent of KPMG, LLP.

23.4     [8]      Consent of Mintmire & Associates (contained in the opinion filed as Exhibit 5.2).

23.5     [13]     Consent of KPMG, LLP.

23.6     [13]     Consent of Mintmire & Associates (contained in the opinion filed as Exhibit 5.3 hereof).

99.1     [4]      Board Resolution dated May 1, 2000 authorizing change in fiscal year of the Company to July
                  31.

99.2     [7]      The accountant's statement required by Rule 12b-25(c).
------------------------------------------------

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

[8] Previously filed with the Company's Registration Statement on Form S-8 filed November 1, 2000.

[9] Previously filed with the Company's Annual Report on Form 10KSB filed November 14, 2000.

[10] Previously filed with the Company's Quarterly Report on Form 10QSB filed December 15, 2000.

[11] Previously filed with the Company's Quarterly Report on Form 10QSB filed March 26, 2001.

[12] Previously filed with the Company's Quarterly Report on Form 10QSB filed June 19, 2001.

[13] Previously filed with the Company's Registration Statement on Form S-8 filed October 11, 2001.

*        Filed herewith.

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

                          Power Interactive Media, Inc.
                                  (Registrant)

Date: Nov. 13, 2001       By:
                               --------------------------------------------
                               Ronald Terry Cooke, President and Chairman

                          By:
                               --------------------------------------------
                               Allan Turowetz, Vice President and Director

                          By:
                               --------------------------------------------
                               Jean Arthur Beliveau, Director

                          By:
                               --------------------------------------------
                               June Nichols Sweeney, Director

                          By:
                               --------------------------------------------
                               James Martin Bates, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                         Date


---------------------------   President and Chairman             Nov. 13, 2001
Ronald Terry Cooke


---------------------------   Vice President and Director        Nov. 13, 2001
Allan Turowetz


---------------------------   Director                           Nov. 13, 2001
Jean Arthur Beliveau


---------------------------   Director                           Nov. 13, 2001
June Nichols Sweeney


---------------------------   Director                           Nov. 13, 2001
James Martin Bates