Form 10KSB/A
period 2001-07-31
POWER INTERACTIVE MEDIA INC
filed 2001-11-14
CIK 1097504

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

                          Power Interactive Media, Inc.
                                  (Registrant)

Date: Nov. 13, 2001       By: /s/ Ronald Terry Cooke
                               --------------------------------------------
                               Ronald Terry Cooke, President and Chairman

                          By: /s/Allan Turowetz
                               --------------------------------------------
                               Allan Turowetz, Vice President and Director

                          By:/s/Jean Arthur Beliveau
                               --------------------------------------------
                               Jean Arthur Beliveau, Director

                          By:/s/June Nichols Sweeney
                               --------------------------------------------
                               June Nichols Sweeney, Director

                          By:/s/James Martin Bates
                               --------------------------------------------
                               James Martin Bates, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                         Date

/s/ Ronald Terry Cooke
---------------------------   President and Chairman             Nov. 13, 2001
Ronald Terry Cooke

/s/Allan Turowetz
---------------------------   Vice President and Director        Nov. 13, 2001
Allan Turowetz

/s/Jean Arthur Beliveau
---------------------------   Director                           Nov. 13, 2001
Jean Arthur Beliveau

/s/June Nichols Sweeney
---------------------------   Director                           Nov. 13, 2001
June Nichols Sweeney

/s/James Martin Bates
---------------------------   Director                           Nov. 13, 2001
James Martin Bates