Form 10QSB
period 2001-10-31
POWER INTERACTIVE MEDIA INC
filed 2001-12-21
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001

Commission File No.: 0-27769

                          Power Interactive Media, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0522144
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

181 Whitehall Drive
Markham, Ontario, Canada                                          L3R 9T1
------------------------------------------               -----------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (905) 948-9600

                                       N/A
                           --------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

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

                  Yes  X           No
                      ----           ----

     As of October 31, 2001, there were 7,470,183 shares of oting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements

Power INTERACTIVE MEDIA INC.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(In U.S. dollars)

October 31, 2001 and July 31, 2001

------------------------------------------------------------------------------------------------------------
                                                                          July 31,          October 31,
                                                                              2001                 2001
------------------------------------------------------------------------------------------------------------
                                                                         (Audited)          (Unaudited)
Assets

Current assets:
     Investment tax credits receivable                             $        12,888      $             -
     Inventories                                                             1,882                5,650
     Miscellaneous receivable                                                  981                  952
     Prepaid expenses                                                        1,962                3,170
------------------------------------------------------------------------------------------------------------
     Total current assets                                                   17,713                9,772

Property and equipment                                                     386,593              337,011

------------------------------------------------------------------------------------------------------------
Total assets                                                       $       404,306      $       346,783
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                             $        37,402      $        35,346
     Accounts payable                                                      827,747              877,097
     Accrued liabilities                                                   400,067              515,103
     Loans payable                                                       1,516,796            1,641,287
     Due to shareholders                                                   742,095              813,470
     Convertible notes                                                      39,234               38,040
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                           3,563,341            3,920,343

Stockholders' deficiency:
     Capital stock:
         Authorized:
         50,000,000 - $0.0001 par value common shares
         (July 31, 2001 - 50,000,000)
         10,000,000 preferred shares (July 31, 2001 - 10,000,000)
     Issued and outstanding:
         7,557,084 common shares (July 31, 2001 - 7,466,584)                   746                  775
     Contributed surplus                                                17,419,609           17,463,828
     Warrants issued                                                     1,170,200            1,237,700
     Deferred stock-based compensation                                  (4,335,792)          (4,016,667)
     Accumulated other comprehensive income (loss)                         (85,754)                 428
     Deficit accumulated during the development stage                  (17,328,044)         (18,259,624)
------------------------------------------------------------------------------------------------------------
     Total stockholders' deficiency                                     (3,159,035)          (3,573,560)

------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                     $       404,306      $       346,783
------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Power INTERACTIVE MEDIA INC.
(A Development Stage Enterprise)

Unaudited Consolidated Statements of Operations
(In U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                 Period from
                                                                      October 31,                  inception to
                                                      -----------------------------------           October 31,
                                                                 2000                2001                 2001
-------------------------------------------------------------------------------------------------------------------
Sales                                                 $             -       $       7,555     $         42,966

Cost of sales                                                       -               3,693               60,146
-------------------------------------------------------------------------------------------------------------------

Gross income (loss)                                                 -               3,862              (17,180)

Expenses:
     Sales and marketing                              $        75,462       $     120,541     $      1,433,798
     Research and development                                 146,707              21,801            1,223,915
     General and administrative                             3,329,287             717,647           11,086,950
-------------------------------------------------------------------------------------------------------------------
Total expenses                                              3,551,456             859,989           13,744,663
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                       (3,551,456)           (856,127)         (13,761,843)

Financing costs                                                     -              25,000            3,821,763

Interest expense                                               48,310              50,453              676,018
-------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                   (3,599,766)           (931,580)         (18,259,624)

Income taxes                                                        -                   -                    -

-------------------------------------------------------------------------------------------------------------------
Loss for the period                                   $    (3,599,766)      $    (931,580)    $    (18,259,624)
-------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share               $          0.65       $        0.12

-------------------------------------------------------------------------------------------------------------------

Shares used in computing basic and
   diluted loss per common share                            5,549,500           7,547,000

-------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power INTERACTIVE MEDIA INC.
(A Development Stage Enterprise)

Unaudited Consolidated Statements of Comprehensive Loss
(In U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                 Period from
                                                                      October 31,                  inception to
                                                      -----------------------------------           October 31,
                                                                 2000                2001                 2001
-------------------------------------------------------------------------------------------------------------------
Loss for the period                                  $     (3,599,766)      $    (931,580)    $    (18,259,624)

Other comprehensive loss:
     Currency translation adjustment                           40,815              86,182                  428

-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                   $     (3,558,951)      $    (845,398)    $    (18,259,196)
-------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

POWER INTERACTIVE MEDIA INC.
(A Development Stage Enterprise)

Unaudited Consolidated Statements of Cash Flows
(In U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                 Period from
                                                                      October 31,                  inception to
                                                      -----------------------------------           October 31,
                                                                 2000                2001                 2001
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Loss for the period                              $    (3,599,766)      $    (931,580)    $    (18,259,624)
     Item not affecting cash:
         Amortization                                          43,847              65,791              399,020
         Accretion of interest on loan payable                      -                   -              234,513
         Stock-based compensation expense                   3,006,891             406,299           11,704,894
         Accrued interest on loan payable                           -              50,452              406,418
     Change in operating assets and liabilities:
         Accounts receivable                                        -                   -               26,961
         Investment tax credits receivable                          -              12,656                    -
         Inventories                                           (5,275)             (3,874)            (328,737)
         Miscellaneous receivable                                   -                   -              (25,729)
         Prepaid expenses                                      41,352              (1,284)              (4,804)
         Accounts payable                                      41,907              75,495              903,049
         Accrued liabilities                                  160,519             128,838              532,238
-------------------------------------------------------------------------------------------------------------------
     Net cash flows used in operating activities             (310,525)           (197,207)          (4,411,801)

Financing activities:
     Accrued financing costs                                        -                   -            1,047,817
     Issuance of common shares, net of issue costs            221,500               9,225            1,543,584
     Increase (decrease) in bank indebtedness                  79,147              (2,056)             (16,904)
     Proceeds from loans payable                               32,821             215,000            1,350,412
     Issuance of convertible notes                                  -                   -               40,761
     Due to shareholders                                       87,566                   -              796,188
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                421,034             222,169            4,761,858

Investing activities:
     Purchase of property and equipment                      (139,707)            (27,490)            (433,304)
-------------------------------------------------------------------------------------------------------------------
     Cash flows used in investing activities                 (139,707)            (27,490)            (433,304)

Effect of currency translation of cash balances                29,198               2,528               83,247

-------------------------------------------------------------------------------------------------------------------
Increase in cash, being cash, end of period           $             -       $           -     $              -
-------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

POWER INTERACTIVE MEDIA INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(In U.S. dollars)

Three months ended October 31, 2001

-------------------------------------------------------------------------------


1.   Basis of presentation:

     The consolidated financial statements have been prepared by Power Interactive Media, Inc. (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending July 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended July 31, 2001.


2.   Going concern:

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $18,259,624 as at October 31, 2001. The Company has not generated significant revenue and management does not expect to commence generating revenue until customers are secured and financing can be obtained to fund the manufacture and distribution of the kiosks. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

POWER INTERACTIVE MEDIA INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(In U.S. dollars)

Three months ended October 31, 2001

-------------------------------------------------------------------------------

3.   Loans payable:

     During the quarter ended October 31, 2001, the Company received a loan of $160,000 from a director of the Company. The loan bears interest at 6.25% and entitles the director to receive a finance fee of 50,000 common shares of the Company prior to November 30, 2001. The loan is secured by ten of the Company's Digital photo kiosks. The loan and accrued interest are to be repaid from the proceeds of a potential financing of the Company which has not been finalized. During the quarter ended October 31, 2001, the Company recorded stock-based compensation of $25,000 representing the fair value of the 50,000 common shares.

     During the quarter ended October 31, 2001, the Company received a loan in the amount of $55,000 from a third party. The loan is unsecured, non-interest bearing and is to be repaid from the proceeds of a potential financing of the Company which has not been finalized. The third party is acting as a consultant to the Company for this potential financing


4.   Shareholder deficiency:

     During the quarter ended October 31, 2001, the Company negotiated an agreement to obtain consulting services for the period ending December 31, 2001. Under the agreement, the Company will provide warrants to acquire 270,000 common shares of the Company at an exercise price of $0.25 per share. The Company recorded stock-based compensation of $67,500 representing the fair value of the warrants.


5.   Subsequent event:

     Subsequent to October 31, 2001, a senior officer of the Company transferred title to 200,000 common stock of the Company owned by him to a lender of the Company in satisfaction of the indebtedness. The Company reimbursed the senior officer by issuing him 300,000 restricted common stock of the Company.

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

     In June 2001, the Company borrowed $100,000 from Winburn E. Stewart, Jr. to be repaid in sixty (60) days. Ronald Terry Cooke, the Company's current Chairman and President secured the indebtedness with 200,000 shares of the Company's restricted common stock owned by him personally.

     In December 2001, Mr. Stewart foreclosed on the pledged collateral and titled the 200,000 shares pledged by Ronald Terry Cooke in his own name, satisfying the indebtedness. Since that time, the Company has reimbursed Mr. Cooke by issuing him 300,000 shares of the Company's restricted common stock. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and no state exemption as Mr. Cooke is a Canadian resident.

Discussion and Analysis

     The Company, Power Interactive Media, Inc. is a Florida chartered corporation which conducts business from its headquarters in Markham, Ontario, Canada. The Company was incorporated in September 1994, as Global Corporate Quality, Inc., changed its name to Alternate Achievements, Inc. in October 1999, to Power Kiosks, Inc. in February 2000 and to Power Interactive Media, Inc. in March 2001.

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

     Results of Operations - For the Three Months Ending October 31, 2000 and October 31, 2001

Financial Condition, Capital Resources and Liquidity

     For the 1st quarter ended October 31, 2000 and 2001 the Company recorded revenues of $0 and $7,555 and cost of sales of $0 and $3,693. For the 1st quarter ended October 31, 2000 and 2001 the Company had general and administrative expenses of $3,329,287 and $717,647.

     For the 1st quarter ended  October 31, 2000 and 2001,  the Company had on a
consolidated   unaudited  basis  total  operating  expenses  of  $3,551,456  and
$859,989.

Net Losses

     For the 1st quarter ended October 31, 2000 and 2001, the Company reported a net loss from operations of $3,551,456 and $856,127 respectively.

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $18,259,624 as of October 31, 2001. The Company has not generated significant revenues (in excess of cost of sales) and management does not expect to commence generating significant revenues until mid 2002. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

     The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.

Employees

     At October 31, 2001, the Company employed eleven (11) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

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

PART II

Item 1. Legal Proceedings.

     In August 2001, Hibblen Design, Inc., an Oklahoma corporation ("Hibblen"), filed suit against the Company in the Tulsa County, Oklahoma District Court for $18,626.90 for graphic design services allegedly provided by Hibblen to the Company between February and May 2001 pursuant to an alleged oral contract. In September 2001, Hibblen obtained a judgment against the Company in the amount of $20,228.78. The Company claims to have never been served a copy of the complaint nor given a chance to answer, assert its affirmative defenses nor counterclaim against Hibblen.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending October 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                  Power Interactive Media, Inc.
                                           (Registrant)

December 20, 2001                /s/ Ronald Terry Cooke
                                 ---------------------------------
                                 Ronald Terry Cooke
                                 Chairman and President

                                 /s/ Allan Turowetz
                                 ---------------------------------
                                 Allan Turowetz
                                 Vice President and Director

                                 /s/ Jean Arthur Beliveau
                                 ----------------------------------
                                 Jean Arthur Beliveau
                                 Director

                                 /s/ June Nichols Sweeney
                                 ----------------------------------
                                 June Nichols Sweeney
                                 Director