Form 10QSB
period 2002-01-31
POWER INTERACTIVE MEDIA INC
filed 2002-03-25
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2002

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

              Yes  X           No
                  ----           -------

     As of January 31, 2002, there were 9,592,183 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements

Power Interactive Media Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

----------------------------------------------------------------- -------------------- -----------------
                                                                         July 31,        January 31,
                                                                             2001              2002
----------------------------------------------------------------- -------------------- -----------------
Assets

Current assets:
     Investment tax credits receivable                            $        12,888      $             -
     Inventories                                                            1,882                5,609
     Miscellaneous receivable                                                 981                  945
     Prepaid expenses                                                       1,962                3,147
----------------------------------------------------------------- -------------------- -----------------
     Total current assets                                                  17,713                9,701

Property and equipment                                                    386,593              283,240

----------------------------------------------------------------- -------------------- -----------------
Total assets                                                      $       404,306      $       292,941
----------------------------------------------------------------- -------------------- -----------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                            $        37,402      $        34,521
     Accounts payable                                                     827,747              908,477
     Accrued liabilities                                                  400,067              513,281
     Accrued salaries payable                                                   -               86,477
     Loans payable                                                      1,516,796            1,743,637
     Due to shareholders                                                  742,095              720,270
     Convertible notes                                                     39,234               37,764
----------------------------------------------------------------- -------------------- -----------------
     Total current liabilities                                          3,563,341            4,044,427

Stockholders' deficiency (note 3):
     Capital stock:
         Authorized:
              50,000,000 $0.0001 par value common shares
                (July 31, 2001 - 50,000,000)
              10,000,000 preferred shares
                (July 31, 2001 - 10,000,000)
         Issued and outstanding:
              9,689,084 common shares
                (July 31, 2001 - 7,466,584)                                   746                  968
      Contributed surplus                                              17,419,609           18,529,712
     Warrants issued                                                    1,170,200            1,237,700
     Deferred stock-based compensation                                 (4,335,792)          (2,651,542)
     Accumulated other comprehensive loss                                 (85,754)              (6,861)
     Deficit accumulated during the development stage                 (17,328,044)         (20,861,464)
----------------------------------------------------------------- -------------------- -----------------
     Total stockholders' deficiency                                    (3,159,035)          (3,751,487)

----------------------------------------------------------------- -------------------- -----------------
Total liabilities and stockholders' deficiency                    $       404,306      $       292,940
----------------------------------------------------------------- -------------------- -----------------

          See accompanying notes to consolidated financial statements.

Power Interactive Media Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                             Three months ended             Six months ended      inception to
                                                 January 31,                   January 31,         January 31,
                                            --------------------          --------------------
                                             2001           2002          2001            2002            2002
--------------------------------------------------- ------------- -------------- --------------- --------------
Revenue                                         -          8,489             -          16,044          51,455

Cost of Sales                                   -            146             -           3,839          60,292
----------------------------------- --------------- ------------- -------------- --------------- --------------
Gross income (loss)                             -          8,343             -          12,205          (8,837)

Expenses:
     Sales and marketing            $      16,254   $    136,721  $     91,716    $    257,263   $   1,570,519
     Research and development             228,672              -       375,379          21,801       1,223,915
     General and administrative         1,540,836      1,979,528     4,870,123       2,697,175      13,066,478
----------------------------------- --------------- ------------- -------------- --------------- --------------
Total expenses                          1,785,762      2,116,249     5,337,218       2,976,239      15,860,912

Loss before the undernoted             (1,785,762)    (2,107,906)   (5,337,218)     (2,964,034)    (15,869,749)

Financing costs                         2,235,080        454,411     2,235,080         479,411       4,276,174

Interest expense                           35,623         39,502        83,933          89,954         715,541

----------------------------------- --------------- ------------- -------------- --------------- --------------
Loss for the period                   $(4,056,465)   $(2,601,819)  $(7,656,231)    $(3,533,399)   $(20,861,464)
----------------------------------- --------------- ------------- -------------- --------------- --------------

Basic and diluted loss per
   common share                            $(0.61)        $(0.30)       $(1.27)         $(0.44)

----------------------------------- --------------- ------------- -------------- ---------------- -------------

Weighted average number of common
   stock outstanding                    6,650,000      8,615,000     6,041,000       8,052,000

----------------------------------- --------------- ------------- -------------- ---------------- -------------


          See accompanying notes to consolidated financial statements.

Power Interactive Media Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                                    Period from
                                             Three months ended             Six months ended        inception to
                                                 January 31,                   January 31,           January 31,
                                            --------------------          --------------------
                                             2001           2002          2001            2002          2002
--------------------------------------- ---------------- ------------ --------------- -------------- ---------------
Loss for the period                     $  (4,056,465)  $ (2,601,819) $ (7,656,231)   $ (3,533,399)  $ (20,861,464)
Other comprehensive loss:
     Currency translation adjustment          (86,313)        (7,289)      (45,498)         78,893          (6,861)

--------------------------------------- --------------- ------------- --------------- -------------- ---------------
Comprehensive loss                      $  (4,142,778)  $ (2,609,108) $ (7,701,729)   $ (3,454,506)  $ (20,868,325)
--------------------------------------- --------------- ------------- --------------- -------------- ---------------


          See accompanying notes to consolidated financial statements.

Power Interactive Media Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                                   Period from
                                             Three months ended             Six months ended      inception to
                                                 January 31,                   January 31,         January 31,
                                            --------------------          ---------------------
                                             2001           2002          2001            2002            2002
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Loss for the period             $ (4,056,465)   $(2,601,819)  $(7,656,231)  $  (3,533,399)  $ (20,861,464)
     Items not affecting cash:
         Amortization                      43,737         51,265        87,584         116,917         450,285
         Accretion of interest on
           loan payable                         -              -             -               -         234,513
         Accrued interest                  83,933        102,939        83,933         153,391         509,357
         Stock-based compensation
           expense                      3,751,417      2,186,225     6,758,308       2,628,159      13,951,754
     Change in operating assets
      and liabilities:
         Accounts receivable                    -              -             -               -          26,961
         Investment tax credits                 -              -             -               -               -
           receivable                           -              -             -          12,524               -
         Inventories                      (17,042)             -       (22,315)         (3,834)       (328,737)
         Miscellaneous receivable               -              -             -                         (25,729)
         Prepaid expenses                     173              -        41,525          (1,271)         (4,804)
         Accounts payable                 385,510         37,700       427,217         112,808         940,749
         Accrued liabilities             (354,270)       148,540      (193,553)        129,424         531,421
         Accrued salaries payable               -         29,748             -          87,300          89,105
         Accrued finance costs payable          -              -             -               -       1,022,817
--------------------------------------- ----------- ------------- --------------- --------------- -------------
     Net cash flows from (used in)
       operating activities              (163,007)       (45,402)     (473,532)       (297,981)     (3,463,772)

Financing activities:
     Issuance of common shares            334,750          5,000       556,250          14,255       1,548,584
     Decrease in bank indebtedness        (90,545)          (825)      (11,398)         (2,881)        (17,729)
     Loan  proceeds (repayments)         (150,638)        74,518      (117,817)        289,618       1,505,704
     Due to shareholders                  177,847              -       265,413           6,036         708,993
     Issuance of convertible notes              -              -             -               -          40,761
--------------------------------------- ----------- ------------- --------------- --------------- -------------
     Net cash flows from financing
       activities                         271,414         78,693       692,448         307,028       3,786,313

Investing activities:
     Purchase of property and
       equipment                          (49,158)             -      (188,865)        (27,202)       (433,304)
--------------------------------------- ----------- ------------- --------------- --------------- -------------
     Cash flows used in investing
       activities                         (49,158)             -      (188,865)        (27,202)       (433,304)

Effect of currency translation of
   cash balances                          (59,249)       (33,291)      (30,051)         18,155         110,763

--------------------------------------- ----------- ------------- --------------- --------------- -------------
Increase in cash, being cash,
   end of period                     $          -   $          -   $         -    $          -    $          -
--------------------------------------- ----------- ------------- --------------- --------------- -------------



          See accompanying notes to consolidated financial statements.

Power Interactive Media Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------


1.   Basis of presentation:


     The consolidated financial statements have been prepared by Power Interactive Media, Inc. (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending July 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted under the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended July 31, 2001.


2.   Going concern:


     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $20,861,464 as at January 31, 2002. The Company has not generated significant revenue and management does not expect to commence generating revenue until customers are secured and financing can be obtained to fund the manufacture and distribution of the kiosks. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Power Interactive Media Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------



3.   Loans payable:


     During the quarter ended October 31, 2001, the Company received a loan of $160,000 from a director of the Company. The loan bears interest at 6.25% and entitles the director to receive a finance fee of 50,000 common stock of the Company prior to November 30, 2001. The loan is secured by ten of the Company's Digital photo kiosks. The loan and accrued interest are to be repaid from the proceeds of a potential financing of the Company which has not been finalized. During the quarter ended October 31, 2001, the Company recorded stock-based compensation of $25,000 representing the fair value of the 50,000 common shares.


     During the quarter ended October 31, 2001, the Company received a loan in the amount of $55,000 from a third party. The loan is unsecured, non-interest bearing and is to be repaid from the proceeds of a potential financing of the Company which has not been finalized. The third party is acting as a consultant to the Company for this potential financing.

4.   Shareholders' deficiency:


     Common stock


     During the quarter ended January 31, 2002, the Company cancelled 120,000 common stock of the Company that had previously been issued for no cash consideration to officers of the Company.


     During the quarter ended January 31, 2002, the Company issued 362,000 common stock to third parties in exchange for services received. The Company recorded stock-based compensation of $106,100, representing the fair value of the common stock issued.


     During the quarter ended January 31, 2002, the Company issued 100,000 common stock to an officer of the Company for no cash consideration. The Company recorded stock-based compensation of $30,000, representing the fair value of the common stock issued.

     During the quarter ended January 31, 2002, the Company issued 300,000 common stock, with a fair value of $90,000, as settlement for amounts recorded in accounts payable.


     During the quarter ended January 31, 2002, the Company issued 250,000 common stock to third parties in exchange for financing services received. The Company recorded stock-based compensation of $75,000, representing the fair value of the common stock issued.

Power Interactive Media Inc.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------


4.   Shareholders' deficiency (continued):


     During the quarter ended January 31, 2002, a shareholder requested repayment of a demand loan payable of $150,000. The loan was secured by 800,000 common stock of the Company that was owned by two officers of the Company. As a result of the demand for payment, the 800,000 common stock of the Company were transferred to the creditor as settlement of the loan payable. The Company issued 1,200,000 common stock of the Company to the officers as compensation for financing services provided. The Company recorded stock-based compensation of $210,000, representing the difference between the fair value of the common stock and the loan payable balance.


     During the quarter ended January 31, 2002, the Company issued 50,000 common stock for cash proceeds of $12,500.


     Warrants

     During the quarter ended October 31, 2001, the Company negotiated an agreement to obtain consulting services for the period ending December 31, 2001. Under the agreement, the Company will provide warrants to acquire 270,000 common stock of the Company at an exercise price of $0.25 per share. The Company recorded stock-based compensation of $67,500 representing the fair value of the warrants.


     During the quarter ended January 31, 2002, the Company cancelled options to acquire 1,000,000 common stock of the Company that were granted during July 2000 to two officers of the Company. The warrants were exercisable at $1.00 per share and vested in equal portions over a period ending July 31, 2005. The Company replaced these options with warrants to acquire up to 3,000,000 common shares of the Company which are exercisable immediately, and warrants to purchase up to 4,000,000 common stock which vest, in equal amounts, over the remaining period of the cancelled options noted above. The warrants are exercisable at a price of $0.50 per share, if the trading price of the Company's common stock exceeds $1.00 per share, and exercisable at $0.25 per share, if the trading price of the Company's common stock is less than $1.00 per share. During the quarter ended January 31, 2002, the Company recorded deferred stock-based compensation of $400,000 related to these warrants, and expensed $1,446,000 of deferred stock-based compensation relating to the warrants that vested immediately.


     As at January 31, 2002, the Company had outstanding 9,689,084 common stock, and 9,270,000 options and warrants to acquire common stock.

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

     In June 2001, the Company borrowed $100,000 from Winburn E. Stewart, Jr. to be repaid in sixty (60) days. Ronald Terry Cooke, the Company's current Chairman and President secured the indebtedness with 200,000 shares of the Company's restricted common stock owned by him personally. In December 2001, Mr. Stewart foreclosed on the pledged collateral and titled the 200,000 shares pledged by Ronald Terry Cooke in his own name, satisfying the indebtedness. Since that time, the Company has reimbursed Mr. Cooke by issuing him 300,000 shares of the Company's restricted common stock. For such offering, the Company relied upon the 506 Exemption and no state exemption as Mr. Cooke is a Canadian resident.

     In August 2001, the Company received a loan commitment letter, proposing to lend the Company the Euro equivalent of six million dollars. The loan commitment is contingent on several conditions precedent and no funds have been received to date.

     In November 2001, the Company issued 30,000 shares of its restricted common stock to the Estate of Argyris Lacas for $15,000. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as the Estate is domiciled in Canada.

     In January 2002, the Company issued 362,000 shares of its unrestricted common stock to 4 individuals for services rendered to the Company. For such issuances, the Company relied upon its Registration Statement on Form S-8 filed October 11, 2001.

     In January 2002, the Company issued 250,000 shares of its restricted common stock to 2 individuals. 150,000 shares were issued to James Martin Bates, a current Director of the Company, as an incentive to lend the Company $200,000. 100,000 shares were issued to EIG Capital Investments Ltd. ("EIG") to correct an error at the time of an original issuance to EIG in February 2000. For such offering, the Company relied upon the 506 Exemption and Section 517.061 of the Florida Code. No state exemption was necessary for the shares issued to the Spanish resident.

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

     In January 2002, the Company entered into a consulting agreement with Anako Enterprises, Inc. ("Anako"). In connection with such agreement, the Company issued 200,000 shares of its restricted common stock to Steven Kaye and committed to pay Anako $2,500 monthly. The term of the agreement is for a period of 6 months. For such offering, the Company relied upon the 506 Exemption and
Section 78A-17(8) of the North Carolina Code.

     The facts relied upon to make the North Carolina exemption available was that the offer or sale was to an entity which had a net worth in excess of one million dollars.

     In January 2002, the Company issued 600,000 shares of its restricted common stock each to Ronald Terry Cooke, the Company's current Chairman and President and to Allan Turowetz, the Company's current Vice-President and Director to replace 400,000 shares each pledged as collateral for a Company loan in the amount of $155,000 to Ms. Noreen Wilson. Ms. Wilson had previously foreclosed on the pledged collateral and took possession of the shares. For such offering, the Company relied upon the 506 Exemption. No state exemption was necessary, as both individuals are Canadian residents.

     In January 2002, Mark V. Healy ("Healy") and Natale David Urso ("Urso") filed suit against the Company relating to an investment made by each to purchase the Company's securities. The Company has been granted an extension of time in which to file its responsive pleading. It intends to allege that the investment to purchase the Company's securities was irrevocable. In March 2002, the Company issued an additional 10,400 total shares of the Company's restricted common stock to Healy and Urso who had previously subscribed to purchase shares of the Company's restricted common stock, but who had mistakenly been issued too few shares at the time of issuance.

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

     Results of Operations - For the Three Months Ending January 31, 2001 and January 31, 2002

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter ended January 31, 2001 and 2002, the Company recorded revenues of $0 and $8,489 and cost of sales of $0 and $146.

     For the 6 months ended January 31, 2001 and 2002, the Company recorded revenues of $0 and $16,044 and cost of sales of $0 and $3,839.

     For the 2nd quarter ended January 31, 2001 and 2002, the Company had general and administrative expenses of $1,540,836 and $1,979,528.

     For the 6 months ended January 31, 2001 and 2001, the Company had general and administrative expenses of $4,870,123 and 2,697,175.

     For the 2nd quarter ended  January 31, 2001 and 2002,  the Company had on a
consolidated   unaudited  basis  total  operating  expenses  of  $1,785,762  and
$2,116,249.

     For the 6 months  ended  January  31,  2001 and 2002,  the Company had on a
consolidated   unaudited  basis  total  operating  expenses  of  $5,337,218  and
$2,976,239.

Net Losses

     For the 2nd quarter ended January 31, 2001 and 2002, the Company reported a net loss from operations of $4,056,465 and $2,601,819 respectively.

     For the 6 months ended January 31, 2001 and 2001, the Company reported a net loss from operations of $7,656,231 and $3,533,399 respectively.

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $20,861,464 as of January 31, 2002. The Company has not generated significant revenues (in excess of cost of sales) and management does not expect to commence generating significant revenues until late 2002. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

     The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.

Employees

     At January 31, 2002, the Company employed ten (10) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

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

PART II

Item 1. Legal Proceedings.

     In August 2001, Hibblen Design, Inc., an Oklahoma corporation ("Hibblen"), filed suit against the Company in the Tulsa County, Oklahoma District Court for $18,626.90 for graphic design services allegedly provided by Hibblen to the Company between February and May 2001 pursuant to an alleged oral contract. In September 2001, Hibblen obtained a judgement against the Company in the amount of $20,228.78. The Company claims to have never been served a copy of the complaint nor given a chance to answer, assert its affirmative defenses nor counterclaim against Hibblen.

     In January 2002, Healy and Urso filed suit against the Company relating to an investment made by each to purchase the Company's securities. The Company has been granted an extension of time in which to file its responsive pleading. It intends to allege that the investment to purchase the Company's securities was irrevocable. In March 2002, the Company issued an additional 10,400 total shares of the Company's restricted common stock to Healy and Urso who had previously subscribed to purchase shares of the Company's restricted common stock, but who had mistakenly been issued too few shares at the time of issuance.

Item 2.Changes in Securities and Use of Proceeds

         None

Item 3.Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending January 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

5.3      [13]     Opinion of Mintmire & Associates.

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

10.25    [12]     Partnership Agreement between the Company and Child Watch of North America dated April 4, 2001.

10.26    [12]     Engagement Letter of Business Strategies Group by the Company dated April 30,
                  2001.

10.27    [12]     Macon-Bibb County Industrial Authority Financing Proposal dated April 18, 2001.

10.28    [13]     Power Interactive Media, Inc. Year 2001  Employee/Consultant Stock Compensation
                  Plan.

10.29    *        Loan Commitment letter by Ibis Commerce & Investment Group, Ltd dated August
                  8, 2001.

10.30    *        Consulting Agreement between the Company and Anako Enterprises, Inc. dated
                  October 20, 2001.

16.1     [4]      Letter on change of certifying accountant.

16.2     [4]      Letter dated May 1, 2000 from Dorra Shaw & Dugan.

23.1     [6]      Consent of KPMG, LLP.

23.2     [6]      Consent of Mintmire & Associates (contained  in  the opinion filed as Exhibit 5.1).

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

                          Power Interactive Media, Inc.
                                  (Registrant)

March 25, 2002                  /s/ Ronald Terry Cooke
                                ---------------------------------
                                Ronald Terry Cooke
                                Chairman and President

                                /s/ Allan Turowetz
                                ---------------------------------
                                Allan Turowetz
                                Vice President and Director

                                /s/ Jean Arthur Beliveau
                                ----------------------------------
                                Jean Arthur Beliveau
                                Director

                                /s/ June Nichols Sweeney
                                -----------------------------------
                                June Nichols Sweeney
                                Director

                                /s/ James Martin Bates
                                -----------------------------------
                                James Martin Bates
                                Director