Form 10QSB
period 2002-04-30
POWER INTERACTIVE MEDIA INC
filed 2002-06-19
CIK 1097504

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2002

Commission File No.: 0-27769

                          Power Interactive Media, Inc.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                                65-0522144
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                              Identification No.)

145 West Beaver Creek Road
Richmond Hill, Ontario, Canada                                   L4B 1C6
------------------------------------------               -----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (905) 762-1500

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

                    Common Stock, $0.0001 par value per share
                 ----------------------------------------------
                                (Title of class)

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

                         Yes  X           No
                             ----           ----

     As of April 30, 2002, there were 9,602,583 shares of voting stock of the registrant issued and outstanding.

                                     PART I


Item 1. Financial Statements


Consolidated Balance Sheets.................................................F-1

Consolidated Statements of Operations.......................................F-2

Consolidated Statements of Comprehensive Loss...............................F-3

Consolidated Statements of Cash Flows.......................................F-4

Notes to Consolidated Financial Statements..................................F-5

Power Interactive Media Inc.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. dollars)

--------------------------------------------------------------------------------------------------------------
                                                                            July 31,            April 30,
                                                                                2001                 2002
--------------------------------------------------------------------------------------------------------------
                                                                           (Audited)          (Unaudited)
Assets

Current assets:
     Investment tax credits receivable                              $         12,888     $              -
     Inventories                                                               1,882                5,690
     Miscellaneous receivable                                                    981                  958
     Prepaid expenses                                                          1,962               24,450
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                     17,713               31,098

Property and equipment                                                       386,593              257,323

--------------------------------------------------------------------------------------------------------------
Total assets                                                        $        404,306     $        288,421
--------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
     Bank indebtedness                                              $         37,402     $         63,587
     Accounts payable                                                        827,747            1,111,642
     Accrued liabilities                                                     400,067              628,535
     Loans payable                                                         1,516,796            2,023,975
     Due to shareholders                                                     742,095              730,888
     Convertible notes                                                        39,234               38,305
--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                             3,563,341            4,596,932

Stockholders' deficiency:
     Capital stock:
         Authorized:
              50,000,000 $0.0001 par value common
                shares (July 31, 2001 - 50,000,000)
              10,000,000 preferred shares
                (July 31, 2001 - 10,000,000)
         Issued and outstanding:
              9,689,084 common shares
                (July 31, 2001 - 7,252,584)                                      746                  968
     Contributed surplus                                                  17,419,609           18,529,712
     Warrants issued                                                       1,170,200            1,237,700
     Deferred stock-based compensation                                    (4,335,792)          (2,389,942)
     Accumulated other comprehensive loss                                    (85,754)            (158,782)
     Deficit accumulated during the development stage                    (17,328,044)         (21,528,167)
--------------------------------------------------------------------------------------------------------------
     Total stockholders' deficiency                                       (3,159,035)          (4,308,511)

Going concern
Commitments
Subsequent events

--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency                      $        404,306     $        288,421
--------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                       F-1

Power Interactive Media Inc.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                            Three months ended           Nine months ended          Period from
                                                 April 30,                    April 30,            inception to
                                      --------------------------   ----------------------------       April 30,
                                             2001           2002            2001           2002          2002
-------------------------------------------------------------------------------------------------------------------
Sales                                 $    28,908    $     6,205  $       28,908   $     22,249  $      57,660

Cost of sales                              52,023          4,077          52,023          7,917         64,369
-------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                       (23,115)         2,128         (23,115)        14,332         (6,709)

Expenses:
     Sales and marketing                  103,883        118,000         195,599        375,263      1,688,520
     Research and development             145,333              -         520,712         21,801      1,223,915
     General and administrative           812,487        423,037       5,682,610      3,120,212     13,489,515
-------------------------------------------------------------------------------------------------------------------
     Total expenses                     1,061,703        541,037       6,398,921      3,517,276     16,401,950
-------------------------------------------------------------------------------------------------------------------

Loss from operations                   (1,084,818)      (538,909)     (6,422,036)    (3,502,944)   (16,408,659)

Financing costs (income)                 (182,222)             -       2,052,858        479,411      4,276,174
Interest expense                           37,955        127,814         121,888        217,768        843,334
-------------------------------------------------------------------------------------------------------------------

Loss before provision for
   income taxes                          (940,551)      (666,723)     (8,596,782)    (4,200,123)   (21,528,167)

Provision for income taxes                      -              -               -              -              -

-------------------------------------------------------------------------------------------------------------------
Loss for the period                   $  (940,551)   $  (666,723) $   (8,596,782) $  (4,200,123) $ (21,528,167)
-------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per
   common share                       $    (0.13)    $    (0.07)  $       (1.33)  $      (0.49)
                                      ==========     ===========  =============   =============

Shares used in computing
   basic and diluted loss per
   common share                         7,164,600      9,689,000       6,448,300      8,508,000

-------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Interactive Media Inc.
(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                            Three months ended           Nine months ended          Period from
                                                 April 30,                    April 30,            inception to
                                      --------------------------   ----------------------------       April 30,
                                             2001           2002            2001           2002          2002
-------------------------------------------------------------------------------------------------------------------
Loss for the period                   $  (940,551)   $  (666,723)  $  (8,596,782)  $ (4,200,123) $ (21,528,167)

Other comprehensive loss:
     Currency translation adjustment       (1,813)      (151,921)        (47,311)       (73,028)      (158,782)

-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                    $  (942,364)   $  (818,644)  $  (8,644,093)  $ (4,273,151) $ (21,686,949)
-------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

Power Interactive Media Inc.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                            Three months ended           Nine months ended          Period from
                                                 April 30,                    April 30,            inception to
                                      --------------------------   ----------------------------       April 30,
                                             2001           2002            2001           2002          2002
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
     Loss for the period              $  (940,551)   $  (666,723) $   (8,596,782)  $ (4,200,123) $ (21,528,167)
     Items not affecting cash:
         Amortization and write-down
           of assets                       43,806         51,214         131,390        168,131        501,360
         Accretion of interest
           on loan payable                      -              -               -              -        234,513
         Stock-based
           compensation
           expense                        522,616        261,600       7,280,924      2,889,759     14,213,354
         Financing costs                   37,200              -          37,200              -              -
         Accrued interest on loan
           payable                         40,881        124,747         124,814        278,138        634,104
     Change in operating
       assets and liabilities:
         Investment tax
           credits receivable                   -              -               -         12,524              -
         Inventories                       29,201            (81)          6,886         (3,834)      (328,697)
         Prepaid expenses                       -        (21,303)         41,525        (22,574)       (26,094)
         Accounts payable                  15,814        116,688         443,031        316,796      1,145,868
         Accrued liabilities               64,077        115,254        (129,476)       244,678        646,560
         Accrued salaries payable        (143,666)             -        (143,666)             -              -
         Accrued legal expense            105,000              -         105,000              -              -
-------------------------------------------------------------------------------------------------------------------
     Net cash flows used in
       operating activities              (225,622)       (18,604)       (699,154)      (316,505)    (4,507,199)

Financing activities:
     Financing payable                   (179,437)             -        (179,437)             -      1,022,817
     Issuance of common shares             52,800              -         609,050         14,255      1,548,614
     Increase (decrease) in
       bank indebtedness                  (18,410)        29,066         (29,808)        26,185         11,337
     Loan (repayment) proceeds                  -         80,248        (117,817)       369,866      1,585,952
     Issuance of convertible notes              -              -               -              -         40,761
     Due to shareholders                  385,619              -         651,032              -        713,869
-------------------------------------------------------------------------------------------------------------------
     Net cash flows from financing
       activities                         240,572        109,314         933,020        410,306      4,923,350

Investing activities:
     Sale of property
       and equipment                       30,454              -               -              -         30,454
     Purchase  of property
       and equipment                            -        (29,522)       (158,411)       (56,724)      (492,992)
-------------------------------------------------------------------------------------------------------------------
     Net cash flows from (used in)
       investing activities                30,454        (29,522)       (158,411)       (56,724)      (462,538)

Effect of currency translation
   of cash balances                       (45,404)       (61,188)        (75,455)       (37,077)        46,387

-------------------------------------------------------------------------------------------------------------------
Increase in cash, being cash,
   end of period                      $         -    $         -  $            -   $          -  $           -
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

Power Interactive Media Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

--------------------------------------------------------------------------------


1.   Basis of presentation:


     The unaudited consolidated financial statements have been prepared by Power Interactive Media, Inc. (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending July 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended July 31, 2001.


2.   Going concern:


     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $21,528,167 as at April 30, 2002. The Company has not generated significant revenue and management does not expect to commence generating revenue until customers are secured and financing can be obtained to fund the manufacture and distribution of the kiosks. These financial statements have been prepared on the going concern basis which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Item 2. Management's Discussion and Analysis

General

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

Results of Operations - For the Three and Nine Months Ending April 30, 2001 and April 30, 2002

Financial Condition, Capital Resources and Liquidity

     For the 3rd quarter ended April 30, 2001 and 2002, the Company recorded revenues of $28,908 and $6,205 and cost of sales of $52,023 and $4,077.

     For the 9 months ended April 30, 2001 and 2002, the Company recorded revenues of $28,908 a22,249 and cost of sales of $52,023 and $7,917.

     For the 3rd quarter ended April 30, 2001 and 2002, the Company had general and administrative expenses of $812,487 and $423,037.

     For the 9 months ended April 30, 2001 and 2001, the Company had general and administrative expenses of $5,682,610 and $3,120,212.

     For the 3rd quarter  ended  April 30,  2001 and 2002,  the Company had on a
consolidated   unaudited  basis  total  operating  expenses  of  $1,061,703  and
$541,037.

     For the 9 months  ended  April 30,  2001 and  2002,  the  Company  had on a
consolidated   unaudited  basis  total  operating  expenses  of  $6,398,921  and
$3,517,276.

Net Losses

     For the 3rd quarter ended April 30, 2001 and 2002, the Company reported a net loss of $940,551 and $666,723 respectively.

     For the 9 months ended April 30, 2001 and 2002, the Company reported a net loss of $8,596,782 and $4,200,123 respectively.

     The Company is in its development stage. Since its inception, the Company has incurred significant expenditures on the research, development and marketing of a kiosk digital imaging system and has a deficit of $21,528,167 as of April 30, 2002. The Company has not generated significant revenues (in excess of cost of sales) and management does not expect to commence generating significant revenues until customers are secured and financing can be obtained to fund the manufacture and distribution of the kiosks. The Company has suffered continuing losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

     The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain additional funds from these sources.

Employees

     At April 30, 2002, the Company employed ten (10) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending April 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.25    [12]     Partnership Agreement between the Company and Child Watch of North America dated April 4, 2001.

10.26    [12]     Engagement Letter of Business Strategies Group by the Company dated April 30,
                  2001.

10.27    [12]     Macon-Bibb County Industrial Authority Financing Proposal dated April 18, 2001.

10.28    [13]     Power Interactive Media, Inc. Year 2001  Employee/Consultant Stock Compensation
                  Plan.

10.29    [14]     Loan Commitment letter by Ibis Commerce & Investment Group, Ltd dated August
                  8, 2001.

10.30    [14]     Consulting Agreement between the Company and Anako Enterprises, Inc. dated
                  October 20, 2001.

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

[10] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     December 15, 2000.

[11] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     March 26, 2001.

[12] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     June 19, 2001.

[13] Previously filed with the Company's Registration Statement on Form S-8 filed October 11, 2001.

[14] Previously  filed with the Company's  Quarterly  Report on Form 10QSB filed
     March 25, 2002.

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

                          Power Interactive Media, Inc.
                                  (Registrant)




June 17, 2002      /s/ Ronald Terry Cooke
                   ---------------------------------
                   Ronald Terry Cooke
                   Chairman and President

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